Form 10-Q
period 2013-06-30
Marketo, Inc.
filed 2013-08-09
CIK 1490660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

OR

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 001-35909

MARKETO, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-2558241
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

901 Mariners Island Boulevard, Suite 200

San Mateo, California 94404

(Address of principal executive offices)

(650) 376-2300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐  NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☒	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

There were 37,038,894 shares of the registrant’s Common Stock issued and outstanding as of August 2, 2013.

MARKETO, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in, but not limited to, the sections titled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts”, “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:

•                  our future financial performance;

•                  our anticipated growth and growth strategies and our ability to effectively manage that growth and effect these strategies;

•                  anticipated trends, developments and challenges in our business and in the markets in which we operate;

•                  our ability to anticipate and adapt to future changes in our industry;

•                  our ability to anticipate market needs and develop new and enhanced products and services to meet those needs, and our ability to successfully monetize them;

•                  maintaining and expanding our customer base

•                  maintaining, expanding and responding to changes in our relationships with other companies;

•                  the impact of competition in our industry and innovation by our competitors;

•                  our ability to sell our products and expand internationally;

•                  the impact of seasonality on our business;

•                  the impact of any failure of our solutions or solution innovations;

•                  our reliance on our third-party service providers;

•                  the anticipated effect on our business of litigation to which we are or may become a party;

•                  our liquidity and working capital requirements;

•                  the estimates and estimate methodologies used in preparing our consolidated financial statements

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward looking statements, even if new information becomes available in the future.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MARKETO, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$121,882	$44,247
Accounts receivable, net of allowances	16,961	14,106
Prepaid expenses and other current assets	3,595	2,379
Total current assets	142,438	60,732
Property and equipment, net	10,918	5,617
Goodwill	9,537	9,537
Intangible assets, net	2,645	2,734
Other assets	642	536
Total assets	$166,180	$79,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,602	$2,217
Accrued expenses and other current liabilities	13,052	8,945
Deferred revenue	30,566	20,642
Current portion of credit facility	1,297	582
Total current liabilities	49,517	32,386
Credit facility, net of current portion	5,316	3,058
Deferred rent	1,370	148
Total liabilities	56,203	35,592

Commitments and contingencies (Note 6)

Stockholder’s equity:
Convertible preferred stock	—	119,121
Common stock	4	—
Additional paid-in capital	213,931	6,499
Accumulated other comprehensive income	157	145
Accumulated deficit	(104,115)	(82,201)
Total stockholders’ equity	109,977	43,564
Total liabilities and stockholders’ equity	$166,180	$79,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETO, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue:
Subscription and support	$19,883	$12,379	$37,438	$23,400
Professional services and other	2,621	1,549	4,802	2,739
Total revenue	22,504	13,928	42,240	26,139
Cost of revenue:
Subscription and support	6,321	3,607	12,141	6,742
Professional services and other	3,121	2,101	5,739	3,906
Total cost of revenue	9,442	5,708	17,880	10,648
Gross profit:
Subscription and support	13,562	8,772	25,297	16,658
Professional services and other	(500)	(552)	(937)	(1,167)
Total gross profit	13,062	8,220	24,360	15,491
Operating expenses:
Research and development	5,985	5,339	10,981	9,174
Sales and marketing	15,488	9,788	27,806	17,607
General and administrative	3,876	3,020	7,303	5,275
Total operating expenses	25,349	18,147	46,090	32,056
Loss from operations	(12,287)	(9,927)	(21,730)	(16,565)
Other income (expense), net	(86)	—	(147)	(15)
Loss before provision for income taxes	(12,373)	(9,927)	(21,877)	(16,580)
Provision for income taxes	17	—	37	3
Net loss	$(12,390)	$(9,927)	$(21,914)	$(16,583)

Net loss per share of common stock, basic and diluted	$(0.63)	$(3.61)	$(1.91)	$(6.25)
Shares used in computing net loss per share of common stock, basic and diluted	19,822	2,752	11,472	2,655
Comprehensive loss:
Net loss	$(12,390)	$(9,927)	$(21,914)	$(16,583)
Other comprehensive income (loss):
Foreign currency translation adjustments	(26)	9	12	19
Comprehensive loss	$(12,416)	$(9,918)	$(21,902)	$(16,564)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(21,914)	$(16,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,787	650
Stock-based compensation expense	3,617	1,234
Changes in operating assets and liabilities:
Accounts receivable, net	(2,856)	(3,333)
Prepaid expenses and other current assets	(1,233)	71
Other assets	(183)	(740)
Accounts payable	2,606	(1,124)
Accrued expenses and other current liabilities	3,087	2,520
Deferred revenue	9,932	5,733
Deferred rent	86	(27)
Net cash used in operating activities	(5,071)	(11,599)
Cash flows from investing activities:
Purchase of property and equipment	(5,863)	(2,382)
Capitalized software development	(221)	—
Cash acquired in acquisition	—	698
Net cash used in investing activities	(6,084)	(1,684)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discount	80,506	—
Proceeds from private placement	6,500	—
Proceeds from issuance of common stock upon exercise of stock options	1,416	413
Repurchase of unvested common stock from terminated employees	(16)	(50)
Proceeds from issuance of debt	3,089	1,100
Repayment of debt	(116)	—
Payment of deferred initial public offering costs	(2,537)	—
Net cash provided by financing activities	88,842	1,463
Effect of foreign exchange rate changes on cash and cash equivalents	(52)	83
Net increase (decrease) in cash and cash equivalents	77,635	(11,737)
Cash and cash equivalents — beginning of period	44,247	67,400
Cash and cash equivalents —end of period	$121,882	$55,663
Supplemental disclosures of cash flow information:
Cash paid for interest	$69	$—
Cash paid for income taxes	28	—
Supplemental disclosure of noncash investing and financing activities:
Conversion of convertible preferred stock into common stock	119,121	—
Vesting of early exercise options	410	137
Property and equipment acquired through tenant improvement allowance	1,136	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. The Company and Summary of Significant Accounting Policies and Estimates

Business

Marketo, Inc. (Marketo or the Company) was incorporated in the state of California on January 20, 2006. The Company was reincorporated in the state of Delaware in 2010. The Company operates from its headquarters in San Mateo, California and has operating subsidiaries in Ireland and Australia.

Marketo is a provider of a cloud-based marketing software platform that enables organizations to engage in modern relationship marketing. The Company’s software platform is designed to enable the effective management, optimization and analytical measurement of marketing activities, enabling organizations to acquire new customers more efficiently, build stronger relationships with existing customers, improve sales effectiveness and drive faster revenue growth. On this platform, the Company delivers an easy to use, integrated suite of advanced applications. The Company generally offers its services on an annual subscription basis with quarterly or annual payment terms.

Initial Public Offering

On May 17, 2013, the Company closed its initial public offering (IPO) whereby 6,968,435 shares of common stock were sold to the public, including the underwriters’ overallotment option of 908,926 shares of common stock and 309,509 shares of common stock sold by selling stockholders, at a price of $13.00 per share. In addition, the Company sold 500,000 shares of common stock to funds affiliated with Battery Ventures, in a concurrent private placement, at a price of $13.00 per share. The Company received aggregate proceeds of approximately $87.0 million from the IPO and concurrent private placement, net of underwriters’ discounts and commissions, but before deduction of offering expenses of approximately $3.5 million. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 25,876,142 shares of common stock. As of June 30, 2013, the Company had 37,002,877 shares of common stock issued and outstanding.

Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2013. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (SEC).

These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes presented in the Company’s final prospectus filed with the SEC on May 17, 2013 pursuant to Rule 424(b) of the Securities Act of 1933. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2012 included in the Company’s final prospectus for its IPO.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Such management estimates and assumptions include the estimated selling price for the various elements in our customer contracts, the allowance for doubtful accounts, amounts collectible for sales tax, the fair value of common stock, stock-based compensation expense, useful lives of intangible assets and the valuation of deferred tax assets. Actual results could differ materially from those estimates, and such differences could be material to the financial statements and affect the results of operations reported in future periods.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This new accounting pronouncement is effective for interim and fiscal reporting periods beginning after December 15, 2012, with early adoption permitted. The Company has adopted this standard during the first quarter of 2013. The adoption of this standard expanded the consolidated financial statement footnote disclosures, however there were no amounts reclassified out of accumulated other comprehensive income in any period presented.

2. Fair Value of Financial Instruments

The Company measures certain financial assets at fair value. Fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy, as follows:

•                  Level 1 — Quoted prices in active markets for identical assets or liabilities.

•                  Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

•                  Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

The fair value of the Company’s investments in certain money market funds is their face value. Such instruments are classified as Level 1 and are included in cash and cash equivalents. The Company considers all highly liquid investments purchased with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

As of June 30, 2013 and December 31, 2012 financial assets stated at fair value on a recurring basis were comprised of money market funds and a certificate of deposit included within cash and equivalents. The fair value of these financial assets was determined using the following inputs for the periods presented:

	June 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$117,451	$—	$—	$42,446	$—	$—
Certificate of deposit	25			25
Total	$117,476	$—	$—	$42,471	$—	$—

3. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)
Cash	$4,406	$1,776
Cash equivalents
Money market funds	117,451	42,446
Certificate of deposit	25	25
	117,476	42,471
Total	$121,882	$44,247

Accounts Receivable

Accounts receivable consist of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)
Accounts receivable	$17,319	$14,442
Allowance for doubtful accounts	(358)	(336)
Accounts receivable, net	$16,961	$14,106

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)
Computer equipment	$7,173	$4,385
Software	1,130	788
Office furniture	1,168	803
Leasehold improvements	2,451	986
Construction in progress	2,352	542
Total property and equipment	14,274	7,504
Less accumulated depreciation	(3,356)	(1,887)
Property and equipment, net	$10,918	$5,617

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	June 30,	December 31,
	2013	2012
	(in thousands)
Accrued bonuses, commissions and wages	$6,022	$4,737
Accrued vacation	1,958	1,502
Liability payable for unvested stock options exercises	777	523
Accrued legal, consulting and audit fees	664	282
Liability for employee stock purchase plan	506	—
Accrued sales taxes	485	543
Accrued marketing expenses	1,251	395
Accrued other	1,389	963
Total	$13,052	$8,945

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Changes in Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income is as follows:

	Foreign Currency Items	Total
	(in thousands)
Beginning balance at January 1, 2013	$145	$145

Other comprehensive income before reclassfications	12	12
Amounts reclassified from accumulated other comprehensive income	—	—

Ending balance at June 30, 2013	$157	$157

4. Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	Weighted Average Remaining Useful Life (in years)	December 31, 2012	Weighted Average Remaining Useful Life (in years)
Developed technology	$1,300	4.3	$1,300	4.8
Domain names	700	5.8	700	6.3
Customer relationships	900	7.3	900	7.8
Non-compete agreements	130	0.8	130	1.3
Capitalized software development costs	1,105	1.3	877	0.8
	4,135		3,907
Less accumulated amortization	(1,490)		(1,173)
Intangible assets, net	2,645		2,734
Goodwill	9,537		9,537
Goodwill and intangible assets, net	$12,182		$12,271

Amortization expense for the periods indicated below was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Amortization expense	$158	$150	$317	$193

Based on the carrying amount of intangible assets as of June 30, 2013, the estimated future amortization is as follows (in thousands):

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Six Months
	Ending	Years Ending December 31,
	December 31,					2018
	2013	2014	2015	2016	2017	and beyond	Total
Developed Technology	$114	$229	$229	$229	$181	$—	$982
Domain Names	50	100	100	100	100	129	579
Customer Relationships	53	106	106	106	106	295	772
Non-compete Agreements	32	19	—	—	—	—	51
Capitalized Software Development Costs	99	152	10	—	—	—	261

Total	$348	$606	$445	$435	$387	$424	$2,645

5. Credit Facility

On May 21, 2012, the Company entered into a loan and security agreement with a bank related to an equipment facility providing the Company with an equipment line of up to $4.0 million (Original Line of Credit). On June 6, 2013, the Company entered into a first amendment to the loan and security agreement, which provided an additional line of credit for advances of up to an aggregate of $4.5 million (New Line of Credit). The interest rate associated with the Original Line of Credit and New Line of Credit is the greater of 4% or three-quarters percentage points above the prime rate, as determined on the applicable funding date. For each equipment advance, the Company will pay interest only for approximately nine months. Subsequently, the Company will make thirty-six equal monthly payments of principal and interest. The loan is secured by a security interest on substantially all of the Company’s assets, including the equipment purchased with the advances, and excludes the Company’s intellectual property. The loan and security agreement contains customary affirmative and negative covenants, including, among other things, maintaining certain business performance levels and limitations on disposal of assets, certain fundamental business changes, incurrences of debt, incurrences of liens, payments of dividends, repurchases of stock and engaging in affiliate transactions, in each case subject to certain exceptions. The loan and security agreement also contains customary events of default including, among other things, that during the existence of an event of default, interest on the obligations could be increased by 5%. As of June 30, 2013, the Company is in compliance with all of the covenants contained in the loan and securities agreement.

As of June 30, 2013 and December 31, 2012, the outstanding loan balance was $6.6 million and $3.6 million, respectively.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Contractual future repayments in relation to the above credit facility are as follows for the remainder of 2013 and the subsequent years ending December 31:

	Principal	Interest	Total
	(in thousands)
2013 (6 months)	$466	$126	$592
2014	1,926	217	2,143
2015	2,257	130	2,387
2016	1,693	43	1,736
2017	271	2	273
2018 and beyond	—	—	—
Total	$6,613	$518	$7,131

6. Commitments and Contingencies

Except as set forth in Note 5 and below, there were no material changes in our commitments under contractual obligations, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2012.

On April 15, 2013, the Company entered into a definitive lease agreement whereby the Company will lease approximately 10,406 square feet of office space in Portland, Oregon. The Company’s contractual operating lease obligation under this agreement is approximately $1.2 million, payable over the five-year term of the lease.

Legal Contingencies

From time to time, the Company may be involved in various legal proceedings arising from the normal course of business activities.

On May 17, 2013, iHance, Inc. filed a complaint against the Company in the United States District Court for the Northern District of California, alleging that a salesperson email tracking feature in the Marketo Sales Insight application infringed upon certain of iHance’s patents. On July 29, 2013, the Company filed an answer to the complaint, denying iHance’s infringement allegations and asserting a counterclaim for a declaratory judgment of noninfringement and invalidity. The Company is continuing to evaluate iHance’s claims and intends to vigorously defend this matter. Based on the information currently available  the Company does not believe any loss from this litigation is probable or estimable.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Stockholder’s Equity and Stock Based Compensation

Convertible Preferred Stock

Upon the completion of the IPO, all outstanding convertible preferred stock was converted into 25,876,142 shares of common stock on a one-to-one basis.

Reverse Stock Split

On May 3, 2013, the Company effected a one-for-two reverse stock split of common stock and preferred stock. Upon the effectiveness of the reverse stock split, each two outstanding shares of common stock and each two outstanding shares of preferred stock, were exchanged into one share of common stock and one share of preferred stock, respectively. The reverse stock split also applied to any outstanding securities or rights convertible into, or exchangeable or exercisable for, common stock or preferred stock of the Company. Unless otherwise indicated, all share numbers, share prices and exercise prices (except shares authorized and par values) have been adjusted to reflect the stock split on a retroactive basis.

Common Stock Authorized

Upon the closing of the IPO, the Company increased the amount of common stock authorized for issuance from 100,000,000 to 1,000,000,000 common shares with a par value of $0.0001 per share.

Stock Option Plans

2006 Stock Plan

The Company’s Board of Directors (Board) and the Company’s stockholders adopted the 2006 Stock Plan (2006 Plan) in October 2006. The 2006 Plan was most recently amended in May 2013. The 2006 Plan was terminated in connection with the IPO, and accordingly, no shares will be available for issuance under this plan. The 2006 Plan will continue to govern outstanding awards granted thereunder. The 2006 Plan provided for the grant of incentive stock options and nonqualified stock options. As of June 30, 2013, options to purchase 7,872,832 shares of common stock and 201,260 restricted stock units remained outstanding under the 2006 Plan.

2013 Equity Incentive Plan

The Board adopted, and the Company’s stockholders approved, the 2013 Equity Incentive Plan (2013 Plan). The 2013 Plan was effective one business day prior to the effective date of the IPO. The 2013 Plan provides for the grant of incentive stock options, to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants and the Company’s subsidiary corporations’ employees and consultants. In addition, the shares reserved for issuance under the 2013 Plan also include (a) those shares reserved but unissued under the 2006 Stock Plan (2006 Plan), and (b) shares returned to the 2006 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2013 Plan pursuant to (a) and (b) is 9,119,341 shares). The number of shares available for issuance under the 2013 Plan will also include an annual increase on the first day of each fiscal year beginning in 2014, equal to the least of:

•                  3,250,000 shares;

•                  5% of the outstanding shares of common stock as of the last day of the Company’s   immediately preceding fiscal year; or

•                  such other amount as the Company’s Board of directors may determine.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

If an award expires or becomes unexercisable without having been exercised in full, is surrendered pursuant to an exchange program, or, with respect to restricted stock, restricted stock units, performance units or performance shares, is forfeited to or repurchased due to failure to vest, the unpurchased shares (or for awards other than stock options or stock appreciation rights, the forfeited or repurchased shares) will become available for future grant or sale under the 2013 Plan. With respect to stock appreciation rights, the net shares issued will cease to be available under the 2013 Plan and all remaining shares will remain available for future grant or sale under the 2013 Plan. Shares used to pay the exercise price of an award or satisfy the tax withholding obligations related to an award will become available for future grant or sale under the 2013 Plan. To the extent an award is paid out in cash rather than shares, such cash payment will not result in reducing the number of shares available for issuance under the 2013 Plan.

Summary of Stock Option Activity

A summary of the Company’s stock option activity under all stock option plans and related information for six months ended June 30, 2013 was as follows:

	OPTIONS OUTSTANDING
	Shares Available for Grant (in thousands)	Number of Stock Options Outstanding (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)

Balance as of December 31, 2012	928	6,581	$3.21	8.08	$11,431
Additional shares authorized	4,502
Granted	(2,118)	2,118	8.26
Exercised	—	(634)	2.23
Repurchased	9	—	1.67
RSUs granted, net of cancellations/forfeitures	(76)	—
Cancelled/forfeited	174	(174)	4.04
Balance as of June 30, 2013	3,420	7,892	4.62	8.24	159,766

Exercisable as of June 30, 2013		7,602	4.61	8.76	153,989
Vested and expected to vest as of June 30, 2013		7,123	$4.45	8.14	$145,419

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing price of $24.87 as of June 30, 2013 for options that were in-the-money as of that date.

Option awards generally vest over a four year period, with 25% vesting after one year from date of grant and monthly thereafter. Stock options granted under our 2006 Plan provided employee option holders with an early exercise provision, where in the event of termination any unvested shares purchased are subject to repurchase by the Company at the original purchase price. This right of repurchase lapses as the option vests. Options exercisable as of June 30, 2013 include options that are exercisable prior to vesting.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised were as follows (in thousands, except weighted average grant date fair value):

	Six Months Ended June 30,
	2013	2012
Weighted average grant date fair value	$4.44	$2.59
Total intrinsic value of options exercised	$4,855	$500

The total estimated grant date fair value of options vested during the six months ended June 30, 2013 was approximately $2.1 million.

Determining Fair Value of Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used to estimate the fair value of options granted to employees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected term (in years)	6	6	6	6
Risk-free interest rate	0.86% - 1.375%	1.09%	0.86% - 1.375%	1.09%
Expected volatility	57% - 58%	63%	57% - 58%	63% - 65%
Expected dividend rate	0%	0%	0%	0%

The assumptions are based on the following for each of the periods presented:

Expected Term — The Company estimates the expected term consistent with the simplified method identified by the SEC. The Company elected to use the simplified method because of its limited history of stock option exercise activity and its stock options meet the criteria of the “plain-vanilla” options as defined by the SEC. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award.

Volatility — Since the Company has no trading history by which to determine the volatility of its own common stock price, the expected volatility being used is derived from the historical stock volatilities of a representative industry peer group of comparable publicly listed companies over a period approximately equal to the expected term of the options.

Risk Free Interest Rate — The risk free interest rate is based on U.S. Treasury zero coupon issues with remaining terms similar to the expected term on the options.

Expected Dividend — The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Forfeiture — The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All service based stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

Restricted Stock Units

A summary of the Company’s Restricted Stock Units (RSU) activity and related information for the six months ended June 30, 2013 is as follows:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2012	328	$4.58	$2,437
RSUs Granted	76	15.10
RSUs Vested	(148)	4.56
RSUs Repurchased	—
RSUs Cancelled/Forfeited	—
Balance as of June 30, 2013	257	$7.70	$6,383

During 2012 and the first six months of 2013, the Company granted RSUs to certain employees. Some of these RSUs are subject to a time-based vesting condition and some are subject to performance-based vesting condition, both of which must be satisfied before the RSUs are vested and settled for shares of common stock. The time-based vesting condition generally ranges from 2 to 4 years, and the performance-based vesting condition is satisfied upon the occurrence of a sale event or the completion of the Company’s IPO. Stock-based compensation expense associated with the performance-based RSUs is recognized if the performance-based vesting condition is considered probable of achievement. Recognition of compensation expense for these performance-based RSUs commenced during the second quarter of 2013 upon the IPO of the Company, which satisfied the performance condition. For the three and six months ended June 30, 2013, the Company recognized approximately $1.1 million in stock based compensation associated with these RSUs. RSUs granted subsequent to the IPO are subject to a time-based vesting condition of 4 years.

The aggregate intrinsic value of RSUs outstanding at June 30, 2013 was approximately $6.4 million, using the Company’s closing stock price of $24.87 per share as of June 30, 2013.

Employee Stock Purchase Plan

The Board adopted, and the Company’s stockholders approved, a 2013 Employee Stock

Purchase Plan (ESPP). The ESPP became effective on May 1, 2013. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning in fiscal 2014, equal to the lesser of:

•                  1% of the outstanding shares of our common stock on the first day of such fiscal year;

•                  650,000 shares; or

•                  such other amount as may be determined by our board of directors

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value, as defined in the ESPP, subject to any plan limitations.  A participant may purchase a maximum of 1,250 shares during an offering period. The offering period generally start on the first trading day on or after February 15th and August 15th of each year, except that the first offering period commenced on the first trading day following the effective date of the Company’s registration statement. At June 30, 2013, 738,032  shares were available for issuance under the ESPP.

Determining Fair Value of Employee Stock Plan Purchase Rights

The assumptions used to value employee stock purchase rights under the Black-Scholes model during the three and six months ended June 30, 2013 were as follows:

Expected term (in months)	9
Risk-free interest rate	0.11%
Expected volatility	42%
Expected dividend rate	0%

Stock Compensation Expense

The stock-based compensation expense included in operating results was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Cost of subscription and support revenue	$114	$38	$177	$68
Cost of professional services and other revenue	154	60	247	91
Research and development	937	170	1,147	281
Sales and marketing	863	217	1,093	423
General and administrative	548	236	953	371
Total stock-based compensation expense	$2,616	$721	$3,617	$1,234

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

As of June 30, 2013, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimate forfeitures, was as follows:

	June 30, 2013
	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)	(in years)
Stock options	$13,384	2.88
Restricted stock units	1,200	1.69
Employee Stock Purchase Plan	948	0.64
Total unrecognized stock-based compensation expense	$15,532

8. Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture as they are not deemed to be issued for accounting purposes. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including preferred stock, stock options, RSUs and employee stock purchase plan, to the extent they are dilutive.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock under the two-class method attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share amount)
Numerator:
Net loss	$(12,390)	$(9,927)	$(21,914)	$(16,583)
Denominator:
Weighted-average common shares outstanding	20,020	2,949	11,725	2,797
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(198)	(197)	(253)	(142)
Weighted-average shares used in computing net loss per share of common stock, basic and diluted	19,822	2,752	11,472	2,655
Net loss per share of common stock, basic and diluted	$(0.63)	$(3.61)	$(1.91)	$(6.25)

The Company applied the two-class method to calculate its basic and diluted net loss per share of common stock, as its convertible preferred stock and common stock subject to repurchase are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common shareholders.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

However, the two-class method does not impact the net loss per share of common stock as the Company was in a loss position for each of the periods presented and preferred shareholders and holders of common stock subject to repurchase do not have to participate in losses.

Additionally, since the Company was in a loss position for each of the periods presented, diluted net loss per share is the same as basic net loss per share for each periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were excluded from the diluted per share calculation because they would have been antidilutive were as follows:

	As of June 30,
	2013	2012
	(in thousands)
Convertible preferred stock	—	25,876
Stock options to purchase common stock	7,892	6,373
Employee stock purchase plan	283	—
Common stock held in escrow	—	12
Common stock subject to repurchase	197	128
Restricted stock units	257	306
	8,628	32,695

9. Income Taxes

The provision for income taxes for the three months ended June 30, 2013 and June 30, 2012 was approximately $17,000 and $0, respectively. The provision for income taxes consists primarily of foreign income taxes.

The provisions for income taxes for the six months ended June 30, 2013 and 2012 were approximately $37,000 and $3,000, respectively. The provision for income taxes consists primarily of state minimum taxes and foreign income taxes.

For the three and six months ended June 30, 2013 and 2012, the provision for income taxes differed from the statutory amount primarily due to state and foreign taxes currently payable, and the Company realized no benefit for current year losses due to maintaining a full valuation allowance against the U.S. and foreign net deferred tax assets.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic and foreign net deferred tax assets as of June 30, 2013 and December 31, 2012. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and six months ended June 30, 2013, there have been no material changes to the total amount of unrecognized tax benefits.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Segment Information and Information about Geographic Areas

The accounting principles guiding disclosures about segments of an enterprise and related information establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method of determining which information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker (the CODM) is considered to be the Company’s chief executive officer (CEO). The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. As such, the Company is determined to be operating in one business segment.

All of the Company’s principal operations and decision-making functions are located in the United States.

Revenue

Revenues by geography are based on the shipping address of the customer. The following table presents our revenue by geographic region for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
United States	$19,283	$12,213	$36,275	$23,038
EMEA	1,609	818	3,017	1,505
Other	1,612	897	2,948	1,596

Total	$22,504	$13,928	$42,240	$26,139

No single customer accounted for more than 10% of our total revenue during the three and six months ended June 30, 2013 and 2011. No single customer accounted for more than 10% of accounts receivable as of December 31, 2012 and June 30, 2013.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Long-lived Assets

The following table sets forth the Company’s long-lived assets by geographic areas as of the periods presented (in thousands):

	June 30,	December 31,
	2013	2012
	(in thousands)
United States	$10,679	$5,369
EMEA	235	248
Other	4	—

Total	$10,918	$5,617

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Prospectus filed on May 17, 2013, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) with the SEC. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

Overview

We are the provider of a leading cloud-based marketing software platform that enables organizations to engage in modern relationship marketing. Our software platform is designed to enable the effective execution, management and analytical measurement of marketing activities, helping organizations to acquire new customers more efficiently, build stronger relationships with existing customers, improve sales effectiveness and drive faster revenue growth. On our platform, we deliver an easy-to-use, integrated suite of advanced applications, which today include Marketing Automation, Social Marketing, Sales Insight, Revenue Analytics and Financial Management, our newest financial management application. To enable our customers to obtain maximum value from our platform, we have created an ecosystem of third-party applications, as well as a network of resources to foster marketing thought leadership, sharing and collaboration among our users. Furthermore, we provide our customers with expert professional services, delivered by marketers, for marketers, to enable rapid time to value through effective implementation and usage of our solutions.

We designed our platform to be valuable across large enterprises and Small and Medium Businesses (SMBs) that sell to both businesses and consumers in virtually any industry. We market and sell our products directly and through a growing network of distribution partners. Our client base is diverse, with  2,592 customers across a wide range of industries including business services, consumer, financial services, healthcare, manufacturing, media, technology and telecommunications. Representative customers include one or more divisions of the following companies: Capgemini, CenturyLink, Citrix, Gannett, General Electric, Medtronic, Moody’s, Panasonic, Symantec and Universal Music Group. No single customer represented more than 1% of subscription and support revenue during the three and six months ended June 30, 2013 and 2012. During the three and six months ended June 30, 2013 and 2012, our 20 largest customers accounted for less than 10% of our total revenue.

We deliver our solutions entirely through a multi-tenant cloud-based, or Software as a Service (SaaS), architecture which customers can configure to their specific needs. We initially focused our selling efforts on the SMB market, but beginning in late 2010, to address growing enterprise demand, we began to invest in an enterprise sales organization. We define the SMB market as companies with fewer than 1,500 employees and the enterprise market as companies with 1,500 or more employees. The percentage of our subscription and support revenue from enterprise customers was 26% and 25% during the three and six months ended June 30, 2013.

Our direct sales force has separate sales teams for the enterprise market and for the SMB market. Within our direct sales force, we also have a team that is responsible for selling to existing customers, who may renew their subscriptions, increase their usage of our platform and applications, acquire additional applications from our product family, or broaden the deployment of our solutions across their organizations. In addition, we have indirect sales teams that sell to distributors, agencies, resellers and OEMs, who in turn resell or use our platform to provide managed marketing services to their end customers. To date, substantially all of our revenue has been derived from direct sales, but we intend to invest in our indirect sales teams to increase indirect revenue as a percentage of our total revenue over time.

We provide our solutions on a subscription basis and we generated revenue of $22.5 million and $13.9 million for the three months ended June 30, 2013 and 2012, respectively, and $42.2 million and $26.1 million for the six months ended June 30, 2013 and 2012, respectively. We derive most of our revenue from subscriptions to our cloud-based software and related customer support services. Subscription and support revenue accounted for 88% and 89% of our total revenue during the three months ended June 30, 2013 and 2012, respectively and 89% and 90% of our total revenue during the six months ended June 30, 2013 and 2012, respectively. We price our products based on customer usage measures, which can include the number of leads in each customer’s database and the number of user seats authorized to access our service. Our subscription contracts are typically one year in length, but can range from one quarter to three years in length.

Professional services revenue accounted for 12% and 11% of our total revenue for the three months ended June 30, 2013 and 2012, respectively, and 11% and 10% of our total revenue for the six months ended June 30, 2103 and 2012, respectively. Our software is designed to be ready to use immediately upon provisioning of a new customer subscription. However, we believe that our customers’ success is enhanced by the effective use of modern relationship marketing strategies performed with our software, which we foster primarily through the sale and delivery of expert services that educate our customers on the best use of our solutions as well as assist in the implementation of our solution. In addition, some of our customers require services to support integrating their existing systems with our solution. Enterprise customers exhibit a higher demand for all of these services. Over the near term, due to market demand for expertise in modern relationship marketing, we expect our professional services revenue to grow at a faster rate than our subscription and support revenue, and therefore, to increase as a percentage of our total revenue. In addition, we also partner with third party consulting organizations that provide similar services to our customers in connection with their use of our platform.

Our customer base has grown from over 200 at the end of 2009 to 2,592 at the end of June 30, 2013, which has resulted in rapid revenue growth. We generate the majority of our revenue in the United States; however, we are focused on growing our international business. Revenue generated from our international customers was 14.3% and 12.3% during the three months ended June 30, 2013 and 2012, respectively, and 14.1% and 11.9% during the six months ended June 30, 2013 and 2012, respectively.

We have focused on rapidly growing our business and plan to continue to invest in growth. We expect our cost of revenue and operating expenses to continue to increase in absolute dollars in future periods. Marketing and sales expenses are expected to increase as we continue to expand our sales teams, increase our marketing activities and grow our international operations. Research and development expenses are expected to increase in absolute dollars to support the enhancement of our existing products and the development of new products. We also intend to invest in maintaining a high level of customer service and support which we consider critical for our continued success. We plan to continue investing in our data center infrastructure and services capabilities in order to support continued future customer growth. We also expect to incur additional general and administrative expenses as a result of both our growth and the infrastructure required to be a public company. We also may acquire or invest in businesses, products or technologies that we believe could complement or expand our platform and enhance our technical capabilities. Considering our plans for investment, we do not expect to be profitable in the near term and, in order to achieve profitability, we will need to grow revenue at a rate faster than our investments in cost of revenue and operating expenses. For the remainder of 2013, we expect the demand for our software and services, along with growth rates of revenues, to remain strong but at a somewhat slower growth rate as compared to what we experienced in 2012.

We had net losses of $12.4 million and $9.9 million for the three months ended June 30, 2013 and 2012, respectively, and $21.9 million and $16.6 million for the six months ended June 30, 2013 and 2012, respectively, primarily due to increased investments in our growth.

Since our inception, we financed our operations through cash collected from customers as well as preferred equity financings and our initial public offering and concurrent private placement completed in May 2013.  We also maintain an equipment financing facility. As of June 30, 2013, we had outstanding borrowings of $6.6 million under this facility.

Seasonality, Cyclicality and Quarterly Trends

We have historically experienced seasonality in terms of when we enter into new customer agreements for our service. We sign a significantly higher percentage of agreements with new customers as well as renewal agreements with existing customers in the fourth quarter of each year as compared to any of the prior quarters. The first quarter and third quarter are typically the slowest in this regard. Furthermore, we usually sign a significant portion of these agreements during the last month, and often the last two weeks, of each quarter. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, because we recognize subscription revenue over the term of the license agreement, which is typically one year, but ranges from one quarter to three years. As a result, a slowdown in our ability to enter into customer agreements may not be apparent in our revenue for the quarter, as the revenue recognized in any quarter is primarily from customer agreements entered into in prior quarters. Historical patterns should not be considered a reliable indicator of our future sales activity or performance.

Our revenue has increased over the periods presented due to increased sales to new customers, as well as increased usage of existing and new products by existing customers. Our operating expenses generally have increased sequentially in every quarter primarily due to increases in headcount and other related expenses to support our growth. We anticipate our operating expenses will continue to increase in absolute dollars in future periods as we invest in the long-term growth of our business.

In addition, each year we typically participate in several key industry trade shows, as well as host our own annual user conference. The timing of these events can vary from year to year, and the costs associated with these events typically have a significant effect on our sales and marketing expenses for the applicable quarter and cause our quarterly results to fluctuate.

Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Subscription and support	88.4%	88.9%	88.6%	89.5%
Professional services and other	11.6	11.1	11.4	10.5
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscription and support	28.1	25.9	28.7	25.8
Professional services and other	13.9	15.1	13.6	14.9
Total cost of revenue	42.0	41.0	42.3	40.7
Gross margin:
Subscription and support	60.3	63.0	59.9	63.7
Professional services and other	(2.2)	(4.0)	(2.2)	(4.5)
Total gross margin	58.0	59.0	57.7	59.3
Operating expenses:
Research and development	26.6	38.3	26.0	35.1
Sales and marketing	68.8	70.3	65.8	67.4
General and administrative	17.2	21.7	17.3	20.2
Total operating expenses	112.6	130.3	109.1	122.6
Loss from operations	(54.6)	(71.3)	(51.4)	(63.4)
Other income (expense), net	(0.4)	0.0	(0.3)	(0.1)
Loss before provision for income taxes	(55.0)	(71.3)	(51.8)	(63.4)
Provision for income taxes	0.1	0.0	0.1	0.0
Net loss	(55.1)%	(71.3)%	(51.9)%	(63.4)%

Percentages are based on actual values. Totals may not sum due to rounding.

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Revenues:
Subscription and support	$19,883	$12,379	$7,504	60.6%	$37,438	$23,400	$14,038	60.0%
Professional services and other	2,621	1,549	1,072	69.2	4,802	2,739	2,063	75.3
Total revenue	$22,504	$13,928	$8,576	61.6%	$42,240	$26,139	$16,101	61.6%

Percentage of revenues:
Subscription and support	88.4%	88.9%			88.6%	89.5%
Professional services and other	11.6	11.1			11.4	10.5
Total	100.0%	100.0%			100.0%	100.0%

Total revenue increased $8.6 million, or 62%, during the second quarter of 2013 compared to the comparable period in 2012, due to the increase in subscription and support revenue of $7.5 million and an increase in professional services revenue of $1.1 million. Of the total increase in subscription and support revenue, 82% was attributable to revenue from new customers acquired from July 1, 2012 through June 30, 2013, and 18% was attributable to revenue from customers existing on or before June 30, 2012.  During the six month period ended June 30, 2013, total revenue increased $16.1 million, or 62%, compared to the comparable period in 2012, due to the increase in subscription and support revenue of $14.0 million and an increase in professional services revenue of $2.1 million.

The increase in subscription revenue from new customers was primarily attributable to the growth in our total customer count primarily driven in the SMB market and to a lesser extent from our enterprise customers, whose contracts are of larger average dollar size per customer. The customers we added in the first half of 2013 generally had larger lead databases, on average, managed by our solution than the customers that we added in the first half of 2012 due to our increased penetration into the enterprise market.  Volume increases and price increases resulting from the lapsing of introductory discounts on subscriptions also contributed to an increase in revenue, but to a much lesser extent. The increase in subscription revenue from existing customers was mostly attributable to customers increasing the size of the lead databases, on average, at annual renewal, as well as the upsell of additional products either during the term of their subscription or at the point of renewal of their subscription.

The increase in professional services revenue resulted from increased delivery of services across our customer base. A majority of the increase was attributable to increased delivery of professional services to enterprise customers, and the balance of the increase was attributable to our SMB customers. During the latter half of 2012 and the first half of 2013, we added a high proportion of enterprise customers for whom we delivered services during the first half of 2013. Our enterprise customers typically exhibit a higher demand for professional services than our SMB customers.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Cost of revenue:
Subscription and support	$6,321	$3,607	$2,714	75.2%	$12,141	$6,742	$5,399	80.1%
Professional services and other	3,121	2,101	1,020	48.5	5,739	3,906	1,833	46.9
Total cost of revenue	$9,442	$5,708	$3,734	65.4%	$17,880	$10,648	$7,232	67.9%

Gross margin:
Subscription and support	68.2%	70.9%			67.6%	71.2%
Professional services and other	(19.1)	(35.6)			(19.5)	(42.6)
Total gross margin	58.0%	59.0%			57.7%	59.3%

Cost of subscription and support increased due to the following (in thousands):

	Change
	Three Months	Six Months
Personnel-related costs	$852	$1,767
Hosting costs	935	1,757
Depreciation and amortization	510	845
Facilities and IT allocations	188	414
Various other items	229	616

	$2,714	$5,399

The increase in cost of subscription and support for the three and six months ended June 30, 2013 as compared to the same periods in 2012 was mostly due to increases in personnel-related costs and hosting costs  as a result of our increase in computing and network capacity to support our customer growth. During 2012, to improve the responsiveness and long-term cost efficiency of our data center operations, we began an effort to transition from our managed hosting service provider to co-location data center facilities for which we are purchasing and managing our own computer equipment and systems. As a result, we hired additional personnel associated with the project, resulting in increased personnel costs and depreciation expense related to expenses associated with this project.

Our subscription and support gross margin was 68.2% and 70.9% for the three months ended June 30, 2013 and 2012, respectively, and 67.6% and 71.2% for the six months ended June 30, 2013 and 2012, respectively.  This decrease in subscription and support gross margin was primarily a result of increased personnel-related costs from increases in headcount and additional expenses incurred associated with the migration of our data centers from our managed hosting service provider to new co-location facilities.

Cost of professional services and other increased due to the following (in thousands):

	Change
	Three Months	Six Months
Personnel-related costs	$641	$1,245
Consulting	110	201
Various other items	269	387
	$1,020	$1,833

The increase in cost of professional services and other during the three and six months ended June 30, 2013 was primarily due to an increase in personnel-related costs, as we continue to grow our headcount in our professional services organization to support demand for expert services. Additionally, consulting costs increased as a result of increased usage of outside contractors to supplement our existing staff.

Our professional services and other gross margin was (19.1)% and (35.6)% for the three months ended June 30, 2013 and 2012, respectively and (19.5)% and (42.6)%  for the six months ended June 30, 2013 and 2012, respectively. The improvement in gross margin was primarily due to improved staff utilization resulting primarily from higher demand for professional services from our customers.

We expect that cost of revenue may increase in the future depending on the growth rate of new customer acquisition. We also expect that cost of revenues as a percentage of total revenues could fluctuate from period to period depending on growth of our professional services business and any associated costs relating to the delivery of professional services, the timing of sales of products that have royalties associated with them and the timing of significant expenditures.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Research and development	$5,985	$5,339	$646	12.1%	$10,981	$9,174	$1,807	19.7%
Percentage of total revenue	26.6%	38.3%			26.0%	35.1%

Research and development expenses increased due to the following (in thousands):

	Change
	Three Months	Six Months
Personnel-related costs	$503	$1,317
Consulting	212	550
Capitalized software development	(228)	(228)
Various other items	159	168
	$646	$1,807

The increase in research and development expenses during the three and six months ended June 30, 2013 was primarily due to an increase in personnel-related costs as a result of the increase in headcount to help continue the enhancement of our existing product suite and to a lesser extent, an increase in stock-based compensation expense. Consulting fees, mostly related to sub-contracted development, increased as the result of the use of more outside contractors. These increases were partially offset by an increase in capitalized software development costs, which consists primarily of personnel-related expenses.

We believe that continued investment in our technology is important for our future growth, and, as a result, we expect research and development expenses to increase in absolute dollars although they may fluctuate as a percentage of total revenues.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Sales and marketing	$15,488	$9,788	$5,700	58.2%	$27,806	$17,607	$10,199	57.9%
Percentage of total revenue	68.8%	70.3%			65.8%	67.4%

Sales and marketing expenses increased due to the following (in thousands):

	Change
	Three Months	Six Months
Personnel-related expenses	$2,328	$3,982
Commissions	2,006	3,814
Travel and entertainment	372	584
Consulting	223	465
Facilities and IT allocation	403	801
Various other items	368	553
	$5,700	$10,199

The increase in sales and marketing expenses during the three and six months ended June 30, 2013 was primarily due to personnel-related costs, consisting of an increase in salary and benefits costs resulting from an increase in headcount and to a lesser extent, an increase in stock-based compensation expense. The increase in sales commission expense was driven by an increase in new customer acquisitions.  The increase in travel costs reflects the expansion of our enterprise sales efforts and our sales and marketing efforts internationally. In addition, consulting fees increased as a result of increased use of outside consultants to support growth in our business. The increase in the allocation of facility and IT expenses was due principally to headcount growth in the sales and marketing department and higher IT and facilities expenses.

We expect sales and marketing expenses to increase in absolute dollars and remain our largest expense in absolute dollars and as a percentage of total revenues, although they may fluctuate as a percentage of total revenues.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
General and administrative	$3,876	$3,020	$856	28.3%	$7,303	$5,275	$2,028	38.4%
Percentage of total revenue	17.2%	21.7%			17.3%	20.2%

General and administrative expenses increased due to the following (in thousands):

	Change
	Three Months	Six Months
Personnel-related costs	$740	$1,319
Consulting	227	670
Various other items	(111)	39
	$856	$2,028

The increase in general and administrative expenses during the three and six months ended June 30, 2013 was primarily due to increased personnel-related costs as a result of an increase in headcount. Consulting fees increased as we increased our use of external consultants to assist with preparatory work associated with our IPO and with implementing new systems to support our growth.

We expect that our general and administrative expenses will increase in absolute dollars as we continue to expand our business and infrastructure to support being a public company although they may fluctuate as a percentage of total revenues.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash received from customers for use of our service, private placements of preferred stock and our initial public offering and concurrent private placement completed in May 2013, as well as proceeds from equipment financings. As of December 31, 2012 and June 30, 2013, we had $44.2 million and $121.9 million, respectively, of cash and cash equivalents, most of which was held in money market accounts.

In May 2012, we entered into a loan and security agreement with a bank, and subsequently amended this loan and security agreement in June 2013.  As of June 30, 2013, we had outstanding borrowings of $6.6 million under this facility.  The interest rate associated with this equipment facility is the greater of 4% or 0.75 of a percentage point above the bank’s prime rate, as determined on the applicable funding date. For each equipment loan advance, we pay interest only for approximately nine months. Subsequently, we make thirty-six equal monthly payments of principal and interest. The loan and security agreement contains customary affirmative and negative covenants, including, among other things, maintaining certain business performance levels and limitations on disposal of assets, certain fundamental business changes, incurrences of debt, incurrences of liens, payments of dividends, repurchases of stock and engaging in affiliate transactions, in each case subject to certain exceptions. As of December 31, 2012 and June 30, 2013, we were in compliance with all of the covenants contained in the loan and security agreement.

A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our software subscriptions and professional services, which is amortized into revenue in accordance with our revenue recognition policy. As of December 31, 2012 and June 30, 2013, we had working capital of $28.3 million and $92.9 million, respectively, which included $20.6 million and $30.6 million of deferred revenue recorded as a current liability, respectively. The increase in our working capital at June 30, 2013 is primarily due to proceeds we received from our IPO of $80.5 million and from proceeds received on the completion of our private placement offering of $6.5 million.

We assess our liquidity primarily through our cash on hand as well as the projected timing of billings under contract with our customers and related collection cycles. We believe our current cash and cash equivalents, cash to be received from existing and new customers and net proceeds of this offering will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Our future capital requirements will depend on many factors, including equipment required in connection with the transition from our managed hosting service provider to co-location data center facilities, revenue growth and costs incurred to support customer growth, international expansion, research and development, litigation and increased general and administrative expenses to support the anticipated growth in our operations, including as a new public company. Our capital expenditures in future periods are expected to grow in line with our business. To the extent that existing cash and cash from operations are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	June 30,
	2013	2012
Net cash used in operating activities	$(5,071)	$(11,599)
Net cash used in investing activities	(6,084)	(1,684)
Net cash provided by financing activities	88,842	1,463
Net increase (decrease) in cash and cash equivalents, net of impact of foreign exchange rates on cash	77,635	(11,737)

Net cash used in operating activities.  Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers using our cloud-based software and services, and the amount and timing of customer payments. Cash used in operating activities has historically come from a net loss driven by sales of subscriptions to our software services and adjusted for non-cash expenses items, such as depreciation and amortization of property and equipment, stock-based compensation, and intangible assets acquired in connection with the acquisition of Crowd Factory. The percentage of customers that pay quarterly rather than annually changes every quarter. We have historically seen billing frequencies that were predominately quarterly. However, our enterprise and larger SMB customers are increasingly opting for annual versus quarterly billing terms. While we expect this dynamic to continue, customer mix shifts from quarter to quarter. The percentage of customers who are billed quarterly and pay us quarterly has a material impact on our change in deferred revenue and therefore our net cash used in operating activities.

Our cash used in operating activities during the six months ended June 30, 2013 primarily reflected our net loss of $21.9 million, offset by non-cash expenses that included $1.8 million of depreciation and amortization and $3.6 million in stock-based compensation. Working capital sources of cash included a $9.9 million increase in deferred revenue resulting primarily from the addition of new customers and the customer mix of more annual versus quarterly billing invoiced during the period and a $3.0 million increase accrued expenses and other current liabilities primarily resulting from an increase in accrued commissions costs. These sources of cash were partially offset by a $2.9 million increase in accounts receivable. While our Days Sales Outstanding (DSO) improved from 81 days during the second quarter of 2012 to 69 days during the second quarter of 2013, our accounts receivable balance experienced an overall increase as a result of higher customer billings related to the increase in the number of customers during the period and an increase in annual billings.

Our cash used in operating activities during the six months ended June 30, 2012 primarily reflected our net loss of $16.6 million, offset by non-cash expenses that included $0.7 million of depreciation and amortization and $1.2 million in stock-based compensation. Working capital sources of cash included a $5.7 million increase in deferred revenue resulting primarily from the addition of new customers invoiced during the period and a $2.5 million increase accrued expenses and other current liabilities due to a higher level of expenses consistent with the overall growth of our business.  These sources of cash were partially offset by a $3.3 million increase in accounts receivable due to higher customer billing volume resulting from increases in the number of customers and an increase in DSO from 60 days during the second quarter of 2011 to 81 days during the second quarter of 2012.

Net cash used in investing activities.  Our primary investing activities have consisted of capital expenditures to purchase equipment required in connection with the transition from our managed hosting provider to co-location data center facilities for which we are purchasing and managing our own computer equipment and systems. As our business grows, we expect our capital expenditures and our activity to continue to increase.

For the six months ended June 30, 2013, cash used in investing activities consisted of $5.9 million for the purchases of property and equipment, primarily associated with our transition from a managed hosting service provider to co-location data center facilities for which we are purchasing and managing our own computer equipment and system and to a lesser extent, an increase in computer equipment, furniture and fixtures and leasehold improvements associated with supporting our increasing employee headcount and capitalized software development costs of $0.2 million.

For the six months ended June 30, 2012, cash used in investing activities consisted of $2.4 million for the purchases of computer and network equipment for building out our co-location facilities to support our customer base, as well as equipment and furniture and fixtures for supporting our increasing employee headcount. We also acquired $0.7 million in cash in connection with the acquisition of Crowd Factory.

Net cash provided by financing activities.  Our primary financing activities have consisted of equity issuances raised to fund our operations as well as proceeds from and payments on equipment debt obligations entered into to finance our property and equipment, primarily equipment used in our data centers.

For the six months ended June 30, 2013, cash provided by financing activities of $88.8 million consisted of IPO proceeds of $80.5 million, net of paid underwriter discounts, proceeds of $6.5 million from the completion of our private placement offering, $3.1 million in proceeds from borrowings under the credit facility and $1.4 million from proceeds received from the issuance of common stock upon the exercise of stock options, partially offset by $2.5 million in cash payments related to costs associated with our IPO and $0.1 million related to the repayment of our credit facility.

For the six months ended June 30, 2012, cash provided by financing activities consisted of $1.1 million in proceeds from borrowings under the credit facility and $0.4 million of proceeds received from the issuance of common stock upon the exercise of stock options.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting policies and estimates during the second quarter of 2013 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s final prospectus for its IPO.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This new accounting pronouncement is effective for interim and fiscal reporting periods beginning after December 15, 2012, with early adoption permitted. The Company has adopted this standard during the first quarter of 2013. The adoption of this standard expanded the consolidated financial statement footnote disclosures, however there were no amounts reclassified out of accumulated other comprehensive income in any period presented.

Contractual Obligations and Commitments

Except as set forth in Note 5 and Note 6, there were no material changes in our commitments under contractual obligations, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2012.

Our primary contractual obligations are from our operating leases, credit facility and other contractual commitments. See Note 5 - Credit Facility and Note 6 - Commitments and Contingencies, to our Condensed Consolidated Financial Statements for a discussion of our credit facility, lease commitments and other contractual commitments.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro, British Pound Sterling, and Australian dollar. Revenue generated from our international customers was 14.3% and 12.3% during the three months ended June 30, 2013 and 2012, respectively, and 14.1% and 11.9% during the six months ended June 30, 2013 and 2012, respectively. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect our revenue and other operating results as expressed in U.S. dollars.

We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We recognize foreign currency gains (losses) from time to time, but such gains (losses) were in immaterial amounts during each of the three and six months ended June 30, 2013 and 2012.

Interest Rate Sensitivity

We have a credit facility with equipment advances of approximately $3.6 million and $6.6 million during December 31, 2012 and June 30, 2013, respectively. The interest rate associated with this facility is the greater of 4% or three quarters of a percentage point above the prime rate. A one percent increase in the prime rate would not have an impact on our operating results as the greater of the two rates is 4%, and we would still pay interest of 4%. A 10% increase or decrease in interest rates would not result in a material change in either our obligations under this facility or in the returns on our cash and cash equivalents.

Inflation Risk

We do not believe that inflation has had a material effect on our business. However, if our costs, in particular personnel, sales and marketing and cloud-based infrastructure costs, were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, operating results and financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

On May 17, 2013, iHance, Inc. filed a complaint against the Company in the United States District Court for the Northern District of California, alleging that a salesperson email tracking feature in our Marketo Sales Insight application infringed upon certain of iHance’s patents. On July 29, 2013, we filed an answer to the complaint, denying iHance’s infringement allegations and asserting a counterclaim for a declaratory judgment of noninfringement and invalidity. We are continuing to evaluate iHance’s claims, but based on the information currently available, we do not believe any loss from this litigation is probable or estimable. However, addressing this or any other litigation could cause us to incur significant expenses and costs and, even if we were to prevail, this litigation could be costly and time consuming, could divert the attention of our management and key personnel from our business operations, and may discourage customers from purchasing our solution or renewing their subscriptions. In addition, as a result of the litigation, we may be required to pay settlement fees or damages, agree to a license to iHance’s patents on terms that are unfavorable to us, or become subject to an injunction that requires us to modify our salesperson email tracking feature. Any of these outcomes could harm our business. We intend to vigorously defend this matter.

Item 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this report, and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

We have a history of losses and may not achieve consistent profitability in the future.

We generated net losses of $11.8 million, $22.6 million and $34.4 million in 2010, 2011 and 2012, and $21.9 million for the six months ended June 30, 2013, respectively. As of June 30, 2013, we had an accumulated deficit of $104.1 million. We will need to generate and sustain increased revenue levels in future periods in order to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our marketing and sales operations, develop and enhance our marketing software, meet the increased compliance requirements associated with our transition to and operation as a public company, upgrade our data center infrastructure and services capabilities and expand into new markets. Historically, we also have experienced negative gross margins on our professional services, which are expected to continue to be negative. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this prospectus, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

If we are unable to attract new customers or sell additional services and functionality to our existing customers, our revenue growth will be adversely affected.

To increase our revenue, we must add new customers, encourage existing customers to renew their subscriptions on terms favorable to us, increase their usage of our solutions, and sell additional functionality to existing customers. As our industry matures, as interactive channels develop further, or as competitors introduce lower cost and/or differentiated products or services that are perceived to compete with ours, our ability to sell and renew based on pricing, technology and functionality could be impaired. As a result, we may be unable to renew our agreements with existing customers or attract new customers or new business from existing customers on terms that would be favorable or comparable to prior periods, which could have an adverse effect on our revenue and growth.

If subscription renewal rates decrease, or we do not accurately predict subscription renewal rates, our future revenue and operating results may be harmed.

Our customers have no obligation to renew their subscriptions for our software after the expiration of their subscription period, which is typically one year, but ranges from one quarter to three years. In addition, our customers may renew for lower subscription amounts or for shorter contract lengths. We may not accurately predict renewal rates for our customers. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer usage, pricing changes, number of applications used by our customers, customer satisfaction with our service, the acquisition of our customers by other companies and deteriorating general economic conditions. If our customers do not renew their subscriptions for our service or decrease the amount they spend with us, our revenue will decline and our business will suffer.

If we are unable to maintain a good relationship with salesforce.com and develop and grow our relationships with other platform providers, our business will suffer.

As of June 30, 2013, approximately 74% of our customers integrated our solution with certain capabilities of salesforce.com using publicly available application programming interfaces (APIs). In general, we rely on the fact that salesforce.com continues to allow us access to its APIs to enable these customer integrations. To date, we have not relied on a long-term written contract to govern our relationship with salesforce.com. Instead, we are subject to the standard terms and conditions for application developers of salesforce.com, which govern the distribution, operation and fees of applications on the salesforce.com platform, and which are subject to change by salesforce.com from time to time. While we expect to continue to generate the majority of our revenue from our customers using the salesforce.com platform in the near term, we also integrate our solutions with other platform providers, including Microsoft, NetSuite, Oracle, SAP and SugarCRM. Any deterioration in our relationship with any platform provider would harm our business and adversely affect our operating results.

Our business may be harmed if any platform provider:

•                  discontinues or limits access to its APIs by us;

•                  terminates or does not allow us to renew or replace our contractual relationship;

•                  modifies its terms of service or other policies, including fees charged to, or other restrictions on, us, other application developers, or changes how customer information is accessed by us or our customers;

•                  establishes more favorable relationships with one or more of our competitors, or acquires one or more of our competitors and offers competing services to us, such as may be the case with the acquisition of ExactTarget by salesforce.com in July 2013 or of Eloqua by Oracle in late 2012; or

•                  otherwise develops its own competitive offerings.

In addition, we have benefited from these platform providers’ brand recognition, reputations and customer bases. Any losses or shifts in the market position of these platform providers in general, in relation to one another or to new competitors or new technologies could lead to losses in our relationships or customers, or our need to identify or transition to alternative channels for marketing our solutions. Any such requirements for changes or shifts on us could consume substantial resources and may not be effective. Any such changes in the future could negatively impact our ability to reach our prospective customers, which would harm our business.

We face significant competition from both established and new companies offering marketing software and other related applications, as well as internally developed software, which may harm our ability to add new customers, retain existing customers and grow our business.

The marketing software market is evolving, highly competitive and significantly fragmented. We expect competition to continue to increase in the future. With the introduction of new technologies and the potential entry of new competitors into the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales, maintain or increase renewals and maintain our prices.

We face intense competition from other software companies that develop marketing software and from marketing services companies that provide interactive marketing services. Competition could significantly impede our ability to sell our marketing software on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products less competitive, unmarketable or obsolete. In addition, if these competitors develop products with similar or superior functionality to our solutions, we may need to decrease the prices for our solutions in order to remain competitive. If we are unable to maintain our current pricing due to competitive pressures, our margins will be reduced and our operating results will be negatively affected.

Our competitors offer various solutions that compete with us. Some of these competitors include:

•                  cloud-based marketing automation providers such as Act-On, Eloqua (a division of Oracle), ExactTarget (acquired by salesforce.com in July 2013) and HubSpot;

•                  traditional database marketing software vendors such as Aprimo (a division of Teradata), SAS Institute and Unica (a division of IBM);

•                  email marketing software vendors, such as Responsys and Silverpop; and

•                  large-scale enterprise suites such as Oracle and SAP.

We also expect that new competitors, such as enterprise software vendors that have traditionally focused on enterprise resource planning or back office applications, will continue to enter the marketing software market with competing products, which could have an adverse effect on our business, operating results and financial condition. For example, due to the growing awareness of the importance of technology solutions to modern relationship marketing, we expect to face additional competition from new entrants to our markets. In addition to salesforce.com’s acquisition of ExactTarget, other sales force automation and CRM system vendors, such as Microsoft and NetSuite, could acquire or develop solutions that compete with our offerings. Some of these companies have acquired social media marketing and other marketing software providers to integrate with their broader offerings.

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, are able to devote greater resources to the development, promotion, sale and support of their products and services, have more extensive customer bases and broader customer relationships than we have, and may have longer operating histories and greater name recognition than we have. As a result, these competitors may be better able to respond quickly to new technologies and to undertake more extensive marketing campaigns. In a few cases, these vendors may also be able to offer marketing software at little or no additional cost by bundling them with their existing suite of solutions. To the extent any of our competitors have existing relationships with potential customers for either marketing software or other solutions, those customers may be unwilling to purchase our solutions because of those existing relationships with that competitor. If we are unable to compete with such companies, the demand for our marketing software could substantially decline.

In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, Oracle acquired our competitor Eloqua in late 2012, ExactTarget acquired our competitor Pardot in 2012, and salesforce.com subsequently acquired ExactTarget in July 2013. Other companies such as Adobe, IBM and salesforce.com have also recently acquired companies in the marketing automation and/or social marketing and related spaces. These acquisitions have resulted in fewer but larger companies with whom we compete for customers. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distribution and technology partners or other parties with whom we have relationships, thereby limiting our ability to promote and implement our solutions. We may not be able to compete successfully against current or future competitors, and competitive pressures may harm our business, operating results and financial condition.

Our recent rapid growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to manage our growth effectively.

From 2010 to 2012, our revenue grew from $14.0 million to $58.4 million. For the six months ended June 30, 2013, our revenues grew to $42.2 million from $26.1 million during the six months ended June 30, 2012. We expect that, in the future, as our revenue increases to higher levels, our revenue growth rate will decline. We believe growth of our revenue depends on a number of factors, including our ability to:

•                  price our marketing software effectively so that we are able to attract and retain customers without compromising our profitability;

•                  attract new customers, increase our existing customers’ use of our services and provide our customers with excellent customer support;

•                  introduce our marketing software to new markets outside of the United States; and

•                  increase awareness of our brand on a global basis.

We may not successfully accomplish any of these objectives. We plan to continue our investment in future growth. We expect to continue to expend substantial financial and other resources on:

•                  sales and marketing, including a significant expansion of our sales organization;

•                  our technology infrastructure, including systems architecture, management tools, scalability, availability, performance and security, as well as disaster recovery measures;

•                  product development, including investments in our product development team and the development of new products and new features for existing products;

•                  international expansion; and

•                  general administration, including legal and accounting expenses related to being a public company.

In addition, our historical rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have also experienced significant growth in database size, the number of users and transactions and the amount of data that our hosting infrastructure supports. As we continue to grow, we may need to open new offices in the United States and internationally, and hire additional personnel for those offices. Finally, our organizational structure is becoming more complex as we add additional staff, and we will need to improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to customer success that has been central to our growth so far.

If our or our customers’ security measures are compromised or unauthorized access to customer data is otherwise obtained, our marketing software may be perceived as not being secure, customers may curtail or cease their use of our solutions, our reputation may be harmed and we may incur significant liabilities.

Our operations involve the storage and transmission of customer data, including personally identifiable information, and security incidents could result in unauthorized access to, loss of or unauthorized disclosure of this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our business. Cyber attacks and other malicious Internet-based activity continue to increase generally, and cloud-based platform providers of marketing services have been targeted. If our security measures are compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liability. In addition, if the security measures of our customers are compromised, even without any actual compromise of our own systems, we may face negative publicity or reputational harm if our customers or anyone else incorrectly attributes the blame for such security breaches on us or our systems. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized when we are a public company, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers’ data.

Many governments have enacted laws requiring companies to notify individuals of data security incidents involving certain types of personal data. In addition, some of our customers contractually require notification of any data security compromise. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

There can be no assurance that any limitations of liability provisions in our contracts for a security breach would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and operating results.

Interruptions to or degraded performance of our service could result in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.

We currently serve our customers from third-party data center hosting facilities located in California, Texas, Virginia and the United Kingdom. The continuous availability of our service depends on the operations of those facilities, on a variety of network service providers, on third-party vendors and on our own data center operations staff. In addition, we depend on our third-party facility providers’ ability to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. In 2012, we began an effort to transition from a managed hosting service provider to co-location data center facilities for which we are purchasing and managing our own computer equipment and systems. This transition requires that we complete customer migrations without material interruption, which increases the risk of possible adverse business impact of any interruption or failure in the delivery of our service that could result from the transition. If there are any lapses of service or damage to a facility, we could experience lengthy interruptions in our service as well as delays and additional expenses in arranging new facilities and services. Even with current and planned disaster recovery arrangements, which, to date, have not been tested in an actual crisis, our business could be harmed.

We designed our system infrastructure and procure and own or lease the computer hardware used for our services. Design and mechanical errors, spikes in usage volume and failure to follow operations protocols and procedures could cause our systems to fail, resulting in interruptions in our solution. Any interruptions or delays in our service, whether as a result of third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with customers and cause our revenue to decrease and/or our expenses to increase. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause customers not to renew their subscriptions, any of which could materially adversely affect our business.

If we are unable to further penetrate the B2C market and additional vertical industries, our revenue may not grow and our operating results may be harmed.

Currently, a significant majority of our revenue is derived from companies in the B2B market and a significant portion are derived from customers in the technology industry. An important part of our strategy, however, is to further penetrate the B2C market and vertical industries outside of technology. We have less experience in this market and these industries, and expanding into them may require us to develop additional features for our products, expand our expertise in certain areas, and add sales and support personnel possessing familiarity with this market and the relevant vertical industries. In addition, B2C customers may have greater usage requirements during their peak selling seasons which could put pressure on our systems and infrastructure and require us to expand these systems and infrastructure to meet increased demand. As a result of these and other factors, our efforts to expand further into the B2C market and further into additional vertical industries may be expensive, may not succeed and may harm our revenue growth and operating results.

We may experience quarterly fluctuations in our operating results due to a number of factors, which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance, and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described in this prospectus, factors that may affect our quarterly operating results include the following:

•                  changes in spending on marketing software by our current or prospective customers;

•                  pricing of our marketing software so that we are able to attract and retain customers;

•                  acquisition of new customers and increases of our existing customers’ use of our services;

•                  customer renewal rates and the amounts for which agreements are renewed;

•                  customer delays in purchasing decisions in anticipation of new products or product enhancements by us or our competitors;

•                  budgeting cycles of our customers;

•                  changes in the competitive dynamics of our market, including consolidation among competitors or customers;

•                  the amount and timing of payment for operating expenses, particularly research and development and sales and marketing expenses (including marketing events and commissions and bonuses associated with performance), and employee benefit expenses;

•                  the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments and other non-cash charges;

•                  the amount and timing of costs associated with recruiting, training and integrating new employees;

•                  the amount and timing of cash collections from our customers and the mix of quarterly and annual billings;

•                  introduction and adoption of our marketing software in markets outside of the United States;

•                  unforeseen costs and expenses related to the expansion of our business, operations and infrastructure;

•                  costs and timing of costs associated with the transition of our data center facilities;

•                  awareness of our thought leadership and brand on a global basis;

•                  changes in the levels of our capital expenditures;

•                  foreign currency exchange rate fluctuations; and

•                  general economic and political conditions in our domestic and international markets.

We may not be able to accurately forecast the amount and mix of future subscriptions, revenue and expenses and, as a result, our operating results may fall below our estimates or the expectations of public market analysts and investors. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide, the price of our common stock could decline.

We may not be able to scale our business quickly enough to meet our customers’ growing needs and if we are not able to grow efficiently, our operating results could be harmed.

As usage of our marketing software grows and as customers use our solutions for more advanced relationship marketing programs, we will need to devote additional resources to improving our application architecture, integrating with third-party systems, and maintaining infrastructure performance. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base, particularly as our customer demographics expand over time. Any failure of or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues could reduce the attractiveness of our marketing software to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, the issuance of service credits, or requested refunds, which could hurt our revenue growth and our reputation. Even if we are able to upgrade our systems and expand our staff, any such expansion will be expensive and complex, requiring management time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely impact our financial results.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or requirements, our marketing software may become less competitive.

Our future success will depend on our ability to adapt and innovate our marketing software. To attract new customers and increase revenue from existing customers, we continually will need to enhance and improve our offerings to meet customer needs at prices that our customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, which will increase our research and development costs. If we are unable to develop new solutions that address our customers’ needs, or to enhance and improve our solutions in a timely manner, we may not be able to achieve or maintain adequate market acceptance of our solutions. Our ability to grow is also subject to the risk of future disruptive technologies. Access and use of our marketing software is provided via the cloud, which, itself, was disruptive to the previous enterprise software model. If new technologies emerge that are able to deliver marketing software and related applications at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete.

Because we recognize revenue from subscriptions over the term of the relevant contract, downturns or upturns in sales are not immediately reflected in full in our operating results.

As a subscription-based business, we recognize revenue over the term of each of our contracts, which is typically one year, but range from one quarter to three years. As a result, much of the revenue we report each quarter results from contracts entered into during previous quarters. Consequently, a shortfall in demand for our solutions and professional services or a decline in new or renewed contracts in any one quarter may not significantly reduce our revenue for that quarter but could negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new sales or renewals of our marketing software will not be reflected in full in our operating results until future periods. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable term of the contracts.

Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In 2010, 2011 and 2012, and the six months ended June 30, 2013, revenue generated outside of the United States was 10.6%, 10.7% , 12.8% and 14.1%, respectively, of our total revenue. We currently have international offices outside of North America in Europe and Australia, which focus primarily on selling and implementing our solutions in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

•                  changes in a specific country’s or region’s political or economic conditions;

•                  unexpected changes in regulatory requirements, taxes or trade laws;

•                  more stringent regulations relating to data security and the unauthorized use of, or access to, commercial and personal information, particularly in the European Union;

•                  differing labor regulations, especially in the European Union, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

•                  challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•                  difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;

•                  increased travel, real estate, infrastructure and legal compliance costs associated with international operations;

•                  currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;

•                  limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;

•                  laws and business practices favoring local competitors or general preferences for local vendors;

•                  limited or insufficient intellectual property protection;

•                  political instability or terrorist activities;

•                  exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act and similar laws and regulations in other jurisdictions; and

•                  adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

We opened our first international office two years ago, and our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer.

Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our solutions.

Our ability to increase our customer base and achieve broader market acceptance of our marketing software will depend to a significant extent on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force and third-party channel partners, both domestically and internationally. We also plan to dedicate significant resources to sales and marketing programs, including Internet and other online advertising. The effectiveness of our online advertising has varied over time and may vary in the future due to competition for key search terms, changes in search engine use and changes in the search algorithms used by major search engines. All of these efforts will require us to invest significant financial and other resources. In addition, the cost to acquire customers is high due to these marketing and sales efforts. Our business will be seriously harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.

If we fail to maintain our thought leadership position in modern relationship marketing, our business may suffer.

We believe that maintaining our thought leadership position in modern relationship marketing is an important element in attracting new customers. We devote significant resources to develop and maintain our thought leadership position, with a focus on identifying and interpreting emerging trends in relationship marketing, shaping and guiding industry dialog, and creating and sharing the best marketing practices. Our activities related to developing and maintaining our thought leadership may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in such effort. We rely upon the continued services of our management and employees with domain expertise in modern relationship marketing, and the loss of any key management or employees in this area could harm our competitive position and reputation. If we fail to successfully grow and maintain our thought leadership position, or incur substantial expenses in our attempts to do so, we may not attract enough new customers or retain our existing customers, and our business could suffer.

Our quarterly results reflect seasonality in the sale of our marketing software, which can make it difficult to achieve sequential revenue growth or could result in sequential revenue declines.

We have historically experienced seasonal variations in our signing of customer contracts and renewals. We sign a significantly higher percentage of agreements with new customers as well as renewal agreements with existing customers in the fourth quarter of each year as compared to any of the prior quarters. The first quarter is typically the slowest in this regard. We expect this seasonality to continue in the future, which may cause fluctuations in certain of our operating results and financial metrics, and thus limit our ability to predict future results. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, because we recognize subscription revenue over the term of the license agreement, which is typically one year, but ranges from one quarter to three years. As a result, a slowdown in our ability to enter into customer agreements may not be apparent in our revenue for the quarter, as the revenue recognized in any quarter is primarily from customer agreements entered into in prior quarters. Historical patterns should not be considered indicative of our future sales activity or performance.

If we fail to forecast our revenue accurately, or if we fail to match our expenditures with corresponding revenue, our operating results could be adversely affected.

Because our recent growth has resulted in the rapid expansion of our business, we do not have a long history upon which to base forecasts of future operating revenue. In addition, for our enterprise customers, the lengthy sales cycle for the evaluation and implementation of our solutions, which typically extends for several months, may also cause us to experience a delay between increasing operating expenses for such sales efforts, and, upon successful sales, the generation of corresponding revenue. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors. As a result, our operating results in future reporting periods may be significantly below the expectations of the public market, equity research analysts or investors, which could harm the price of our common stock.

The standards and practices that private entities use to regulate the use of email have in the past interfered with, and may in the future interfere with, the effectiveness of our software and our ability to conduct business.

Our customers rely in part on email to communicate with their existing or prospective customers. Various private entities, such as commercial email, antivirus and network security providers, attempt to regulate the use of email for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain email solicitations that comply with current legal requirements as spam. Some of these entities maintain “blacklists” of companies and individuals, and the websites, Internet service providers and Internet protocol addresses associated with those entities or individuals that do not adhere to those standards of conduct or practices for commercial email solicitations that the blacklisting entity believes are appropriate. If a company’s Internet protocol addresses are listed by a blacklisting entity, emails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity’s service or purchases its blacklist. Any of the foregoing restrictions or limitation on emails or internet addresses impacting our customers could lead to diminishing effectiveness of our marketing software solutions, and, in turn, result in service problems and ultimately a reduction in renewals or loss of customers for us.

We rely on our management team and other key employees, and the loss of one or more key employees could harm our business.

Our success and future growth depend upon the continued services of our management team, including Phillip M. Fernandez, our President and Chief Executive Officer, and other key employees in the areas of research and development, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our solutions. We may terminate any employee’s employment at any time, with or without cause, and any employee may resign at any time, with or without cause. In addition, our executive officers and certain other management-level employees benefit from management retention agreements and/or a change in control acceleration policy in which an involuntary termination by us without cause or a voluntary termination by the employee for good reason, as such terms are defined in the agreements and policy, in connection with or one year after a change of control transaction, will result in either severance pay or acceleration of equity vesting for the individual, which would increase the cost to us of any such departure. We do not maintain key man life insurance on any of our employees. The loss of one or more of our key employees could harm our business.

The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.

To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software, as well as for skilled sales and operations professionals, and we may not be successful in attracting and retaining the professionals we need. Also, marketing domain experts and enterprise sales professionals are very important to our success and are difficult to replace. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications. In particular, we have experienced a more competitive hiring environment in the San Francisco Bay Area, where we are headquartered. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options or other equity incentives they are to receive in connection with their employment. If the price of our stock declines, or experiences significant volatility, our ability to attract or retain key employees will be adversely affected. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

If our marketing software fails due to defects or similar problems, and if we fail to correct any defect or other software problems, we could lose customers, become subject to service performance or warranty claims or incur significant costs.

Our solutions and the systems infrastructure underlying our marketing software platform are inherently complex and may contain material defects or errors. We have from time to time found defects in our solutions and may discover additional defects in the future. We may not be able to detect and correct defects or errors before customers begin to use our solutions. Consequently, we or our customers may discover defects or errors after our solutions have been implemented. These defects or errors could also cause inaccuracies in the data we collect and process for our customers, or even the loss, damage or inadvertent release of such confidential data. We implement bug fixes and upgrades as part of our regularly scheduled system maintenance, which may lead to system downtime. Even if we are able to implement the bug fixes and upgrades in a timely manner, any history of defects or inaccuracies in the data we collect for our customers, or the loss, damage or inadvertent release of such confidential data could cause our reputation to be harmed, and customers may elect not to purchase or renew their agreements with us and subject us to service performance credits, warranty claims or increased insurance costs. The costs associated with any material defects or errors in our software or other performance problems may be substantial and could materially adversely affect our operating results.

If we do not or cannot maintain the compatibility of our marketing software with third-party applications that our customers use in their businesses, our revenue will decline.

The functionality and popularity of our marketing software depends, in part, on our ability to integrate our solutions with third-party applications and platforms, including CRM, event management, e-commerce, call center, and social media sites that our customers use and from which they obtain data. Third-party providers of applications and APIs may change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and platforms in conjunction with our solution, which could negatively impact our offerings and harm our business. If we fail to integrate our software with new third-party applications and platforms that our customers use for marketing purposes, we may not be able to offer the functionality that our customers need, which would negatively impact our ability to generate revenue and adversely impact our business.

If we fail to offer high-quality education and customer support, our business and reputation would suffer.

High-quality education and customer support is important for the successful marketing and sale of our solution and for the renewal of existing customers. Providing this education and support requires that our customer support personnel have specific marketing domain knowledge and expertise, making it more difficult for us to hire qualified personnel and to scale up our support operations due to the extensive training required. The importance of high-quality customer support will increase as we expand our business and pursue new customers. If we do not help our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell additional functionality and services to existing customers would suffer and our reputation with existing or potential customers would be harmed.

Future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our operating results and financial condition.

We may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not the acquisition purchases are completed. In addition, we have limited experience in acquiring other businesses, having acquired only one company since our inception. If we acquire additional businesses, we may not be able to integrate successfully the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.

Future product development is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts, we may not be able to compete effectively and our business and operating results may be harmed.

In order to remain competitive, we must continue to develop new product offerings, applications and enhancements to our existing cloud-based marketing software. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop solutions internally due to certain constraints, such as high employee turnover, lack of management ability or a lack of other research and development resources, we may miss market opportunities. Further, many of our competitors expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors could materially adversely affect our business.

Shifts over time in the mix of sizes or types of organizations that purchase our solutions or changes in the components of our solutions purchased by our customers could negatively affect our operating results.

Our strategy is to sell our marketing software to organizations of broadly different sizes, from SMBs to large enterprises. Our gross margins can vary depending on numerous factors related to the implementation and use of our marketing software, including the sophistication and intensity of our customers’ use of our solutions and the level of professional services and support required by a customer. For example, our enterprise customers typically require more professional services and because our professional services offerings typically have a higher cost of revenue than subscriptions to our solutions, any increase in sales of professional services would have an adverse effect on our overall gross margin and operating results. Providing professional services to enterprises allows us to utilize our staff more efficiently than is the case in providing professional services to other customers or in other contexts; consequently, while an increase in providing professional services to enterprises typically hurts our overall gross margin, it may improve our professional services and other gross margin. Sales to enterprise customers may also entail longer sales cycles and more significant selling efforts. Selling to SMB customers may involve smaller contract size, higher relative selling costs and greater credit risk and uncertainty. If the mix of organizations that purchase our solutions changes, or the mix of solution components purchased by our customers changes, our gross margins could decrease and our operating results could be adversely affected.

Economic uncertainties or downturns in the general economy or the industries in which our customers operate could disproportionately affect the demand for our marketing software and negatively impact our operating results.

General worldwide economic conditions have experienced a significant downturn and fluctuations in recent years, and market volatility and uncertainty remain widespread. As a result, we and our customers find it extremely difficult to accurately forecast and plan future business activities. In addition, these conditions could cause our customers or prospective customers to reduce their marketing and sales budgets, which could decrease corporate spending on our marketing software, resulting in delayed and lengthened sales cycles, a decrease in new customer acquisition and/or loss of customers. Furthermore, during challenging economic times, our customers may face issues with their cash flows and in gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us, impact customer renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our operating results would be harmed. In addition, a downturn in the technology sector may disproportionately affect us because a significant portion of our customers are technology companies. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy improves, the market for marketing software may not experience growth or we may not experience growth.

If we fail to enhance our brand, our ability to expand our customer base will be impaired and our financial condition may suffer.

We believe that our development of the Marketo brand is critical to achieving widespread awareness of our existing and future marketing software solutions, and, as a result, is important to attracting new customers and maintaining existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful marketing software at competitive prices. In the past, our efforts to build our brand have involved significant expenses. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. In addition, to sell to and service our customers we utilize a combination of internal personnel and third-party service providers, as well as indirect sales partners that pursue additional channel, agency and OEM distribution partnerships. These third-party service providers and indirect sales partners, who are not in our control, may harm our reputation and damage our brand perception in the marketplace. If we fail to successfully promote and maintain our brand, our business could suffer.

We are dependent on the continued participation and level of service of our third-party professional service providers and our indirect sales partners.

We rely on third-party service providers to provide certain services to us and/or our customers, as well as indirect sales partners to pursue additional channel, agency and OEM distribution partnerships. If any of these third-party service providers stop supporting our solution or if our network of providers does not expand, we will likely have to expand our internal team to meet the needs of our customers, which could increase our operating costs and result in lower gross margins. To the extent that we are unable to recruit alternative partners, or to expand our internal team, our revenue and operating results would be harmed.

If we fail to adequately protect our proprietary rights, our competitive position could be impaired and we may lose valuable assets, experience reduced revenue and incur costly litigation to protect our rights.

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Any of our patents, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. While we have some U.S. patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our products may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase.

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our solutions.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our solutions, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our solutions, or injure our reputation.

Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others.

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual and proprietary rights. Companies in the software industry, including in marketing software, are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Many of our competitors and other industry participants have been issued patents and/or have filed patent applications and may assert patent or other intellectual property rights within the industry. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls”, have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters or notices or may be the subject of claims that our solutions and underlying technology infringe or violate the intellectual property rights of others. For example, as described further under Note 6, “Commitments and Contingencies” on May 7, 2013, iHance, Inc. filed a complaint against us alleging that a salesperson email tracking feature in our Marketo Sales Insight application infringed upon certain of iHance’s patents. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand, and cause us to incur significant expenses. Our technologies may not be able to withstand any third-party claims or rights against their use. Claims of intellectual property infringement might require us to redesign our application, delay releases, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our solutions. If we cannot or do not license the infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and operating results could be adversely impacted. Additionally, our customers may not purchase our marketing software if they are concerned that they may infringe third-party intellectual property rights. The occurrence of any of these events may have a material adverse effect on our business.

In our subscription agreements with our customers, we agree to indemnify our customers against any losses or costs incurred in connection with claims by a third party alleging that a customer’s use of our services infringes the intellectual property rights of the third party. There can be no assurance that any existing limitations of liability provisions in our contracts would be enforceable or adequate, or would otherwise protect us from any such liabilities or damages with respect to any particular claim. Our customers who are accused of intellectual property infringement may in the future seek indemnification from us under the terms of our contracts. If such claims are successful, or if we are required to indemnify or defend our customers from these or other claims, these matters could be disruptive to our business and management and have a material adverse effect on our business, operating results and financial condition.

We use open source software in our products, which could subject us to litigation or other actions.

We use open source software in our marketing software and may use more open source software in the future. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our products. In addition, if we were to combine our proprietary software products with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software products. If we inappropriately use open source software, we may be required to re-engineer our products, discontinue the sale of our products or take other remedial actions.

Existing federal, state and foreign laws regulate Internet tracking software, the senders of commercial emails and text messages, website owners and other activities, and could impact the use of our marketing solution and potentially subject us to regulatory enforcement or private litigation.

Certain aspects of how our customers utilize our solution are subject to regulations in the United States, European Union and elsewhere. New and expanding “Do Not Track” regulations have recently been enacted or proposed that protect users’ right to choose whether or not to be tracked online. These regulations seek, among other things, to allow consumers to have greater control over the use of private information collected online, to forbid the collection or use of online information, to demand a business to comply with their choice to opt out of such collection or use, and to place limits upon the disclosure of information to third party websites. These policies could have a significant impact on the operation of our marketing software and could impair our attractiveness to customers, which would harm our business.

Many of our customers and potential customers in the healthcare, financial services and other industries are subject to substantial regulation regarding their collection, use and protection of data and may be the subject of further regulation in the future. Accordingly, these laws or significant new laws or regulations or changes in, or repeals of, existing laws, regulations or governmental policy may change the way these customers do business and may require us to implement additional features or offer additional contractual terms to satisfy customer and regulatory requirements, or could cause the demand for and sales of our marketing software to decrease and adversely impact our financial results.

In addition, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM Act) establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. In addition, the CAN-SPAM Act, regulations issued pursuant to the CAN-SPAM Act, and the Telephone Consumer Protection Act allow companies to send some types of commercial text messages only when the recipient has opted in to the receipt of such text messages. The ability of our customers’ message recipients to opt out of receiving commercial emails may minimize the effectiveness of the email components of our marketing software offerings. In addition, certain states and foreign jurisdictions, such as Australia, Canada and the European Union, have enacted laws that regulate sending email, and some of these laws are more restrictive than U.S. laws. For example, some foreign laws prohibit sending unsolicited email unless the recipient has provided the sender advance consent to receipt of such email, or in other words has “opted-in” to receiving it. A requirement that recipients opt into, or the ability of recipients to opt out of, receiving commercial emails may minimize the effectiveness of our software.

Our solutions include features that enable our customers to run sweepstakes, contests and similar events that are subject to regulation by various jurisdictions. To the extent that these regulations and the enforcement of these regulations dissuade our customers from conducting these types of events, they could impact customer demand for these features and ultimately customer demand for our solutions.

In addition, U.S., state and foreign jurisdictions are considering and may in the future enact legislation or laws restricting the ability to conduct marketing activities in mobile, social and web channels. Any of the foregoing existing or future restrictions could require us to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers, or increase our operating costs or otherwise harm our business. We may be unable to pass along those costs to our clients in the form of increased subscription fees.

While these laws and regulations generally govern our customers’ use of our solution, we may be subject to certain laws as a data processor on behalf of, or as a business associate of, our customers. For example, these laws and regulations governing the collection, use and disclosure of personal information include, in the United States, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Gramm-Leach-Bliley Act of 1999 and state breach notification laws, and internationally, the Data Protection Directive in the European Union and the Federal Data Protection Act in Germany. If we were found to be in violation of any of these laws or regulations as a result of government enforcement or private litigation, we could be subjected to civil and criminal sanctions, including both monetary fines and injunctive action that could force us to change our business practices, all of which could adversely affect our financial performance and significantly harm our reputation and our business.

Privacy concerns and consumers’ acceptance of Internet behavior tracking may limit the applicability, use and adoption of our marketing software.

Privacy concerns may cause consumers to resist providing the personal data necessary to allow our customers to use our service effectively. We have implemented various features intended to enable our customers to better protect consumer privacy, but these measures may not alleviate all potential privacy concerns and threats. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our service in certain industries. In addition to government activity, privacy advocacy groups and the technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. There are numerous lawsuits in process against various technology companies that collect and use personal information. If those lawsuits are successful, it could impact the way we conduct our business and adversely affect our financial results. The costs of compliance with, and other burdens imposed by, the foregoing laws, regulations, policies and actions may limit the use and adoption of our cloud-based marketing software and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance or loss of any such action.

We may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales, which could adversely harm our business.

State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our subscription cloud-based marketing software in various jurisdictions is unclear. Further, these jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of tax assessments and audits, and our liability for these taxes and associated penalties could exceed our original estimates. A successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.

Changes in tax laws or regulations that are applied adversely to us or our customers could increase the costs of our cloud-based marketing software and adversely impact our business.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to continue or purchase our marketing software in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our software. Any or all of these events could adversely impact our business and financial performance.

We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions.

As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.

Failure to comply with laws and regulations could harm our business.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results and financial condition could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could further harm our business, operating results and financial condition.

Catastrophic events may disrupt our business.

We rely heavily on our data centers, network infrastructure and information technology systems for our business operations. A disruption or failure of these systems in the event of online attack, earthquake, fire, terrorist attack, power loss, telecommunications failure or other similar catastrophic event could cause system interruptions, delays in accessing our service, reputational harm and loss of critical data or could prevent us from providing our solutions to our customers. Our service is delivered from data centers operated by third parties in California, Texas, Virginia and the United Kingdom. In addition, we are headquartered and most of our employees reside in the San Francisco Bay Area, an area particularly susceptible to earthquakes, and a major earthquake or other catastrophic event could affect our employees, who may not be able to access our systems or otherwise continue to provide our solutions to our customers. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or information technology systems, or access to our systems, could affect our ability to conduct normal business operations and adversely affect our operating results.

The requirements of being a public company may strain our systems and resources, divert management’s attention and be costly.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (Exchange Act) the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), and the rules and regulations of The NASDAQ Stock Market. The requirements of these rules and regulations increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing the costly process of implementing and testing our systems to report our results as a public company, to continue to manage our growth and to implement internal controls. We are and will continue to be required to implement and maintain various other control and business systems related to our equity, finance, treasury, information technology, other recordkeeping systems and other operations. As a result of this implementation and maintenance, management’s attention may be diverted from other business concerns, which could adversely affect our business. Furthermore, we rely on third-party software and system providers for ensuring our reporting obligations and effective internal controls, and to the extent these third parties fail to provide adequate service including as a result of any inability to scale to handle our growth and the imposition of these increased reporting and internal controls and procedures, we could incur material costs for upgrading or switching systems and our business could be materially affected.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

In addition, we expect these laws, rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain appropriate levels of coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

As a result of being a public company, our business and financial condition have become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the time and resources of our management and adversely affect our business and operating results.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. Accounting for revenue from sales of subscriptions to software is particularly complex, is often the subject of intense scrutiny by the SEC, and will evolve as FASB continues to consider applicable accounting standards in this area.

For example, we recognize subscription revenue in accordance with Accounting Standards Update 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements — a Consensus of the Emerging Issues Task Force (ASU 2009-13) (formerly known as EITF 08-01). The FASB and the SEC continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing and subscription arrangements. As a result of future interpretations or applications of existing accounting standards, including ASU 2009-13, we could be required to delay revenue recognition into future periods, which would adversely affect our operating results.

In addition, certain factors have in the past and may in the future cause us to defer recognition for subscription fees. For example, the inclusion in our customer contracts of material non-standard terms, such as acceptance criteria, could require the deferral of subscription revenue. To the extent that such contracts become more prevalent in the future our revenue may be adversely affected.

Because of these factors and other specific requirements under accounting principles generally accepted in the United States for revenue recognition, we must have very precise terms in our arrangements in order to recognize revenue when we initially deliver our hosting services or perform our professional services. Negotiation of mutually acceptable terms and conditions can extend our sales cycle, and we may accept terms and conditions that do not permit revenue recognition at the time of delivery.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile and may decline regardless of our operating performance resulting in substantial losses for investors purchasing shares in this offering.

The trading prices of the securities of technology companies, including providers of software via the cloud-based model, have been highly volatile. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•                  actual or anticipated fluctuations in our revenue and other operating results, including as a result of the addition or loss of any number of customers;

•                  announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•                  the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•                  failure of securities analysts to initiate or maintain coverage of us, changes in ratings and financial estimates and publication of other news by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•                  changes in operating performance and stock market valuations of cloud-based software or other technology companies, or those in our industry in particular;

•                  price and volume fluctuations in the trading of our common stock and in the overall stock market, including as a result of trends in the economy as a whole;

•                  announcements by us with regard to the effectiveness of our internal controls and our ability to accurately report financial results;

•                  new laws or regulations or new interpretations of existing laws or regulations applicable to our business our industry;

•                  lawsuits threatened or filed against us;

•                  changes in key personnel; and

•                  other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies.

In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

If securities or industry analysts do not publish research or publish incorrect or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. If no or few securities or industry analysts cover our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes incorrect or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially own approximately 72.0% of our common stock outstanding. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders, including those who purchase shares in this offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with our annual report covering the year ending December 31, 2014. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Prior to this offering, we have never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner, particularly if material weaknesses or significant deficiencies persist. In the past certain significant deficiencies have been identified in our internal financial and accounting controls and procedures. In addition, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). If we are unable to comply with the requirements of Section 404 in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which would require additional financial and management resources.

Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting. Ineffective disclosure controls and procedures or internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, that our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds to invest in future growth opportunities. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could seriously harm our business and operating results. If we incur debt, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. As a result, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

Substantial future sales of shares of our common stock by existing stockholders could depress the market price of our common stock.

The market price for our common stock could decline as a result of the sale of substantial amounts of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. Based on shares outstanding as of June 30, 2013, we have outstanding approximately 37.0 million shares of common stock, approximately 30.0 million of which are subject to 180-day contractual lock-ups entered into in connection with our initial public offering that expire in November 2013.  In addition, Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC may permit our officers, directors, employees and current stockholders to sell shares prior to the expiration of the lock-up agreements.

Holders of an aggregate of 26,376,142 shares of our common stock as of June 30, 2013, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. Substantially all of these shares are subject to the 180-day contractual lock-ups referred to above.

In addition, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

If a substantial number of shares are sold, or if it is perceived that they will be sold, in the public market, before or after the expiration of the 180-day contractual lock-up period, the trading price of our common stock could decline substantially.

Anti-takeover provisions in our charter documents and Delaware law may delay or prevent an acquisition of our company.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

•                  authorize “blank check” preferred stock, which could be issued by the board without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;

•                  create a classified board of directors whose members serve staggered three-year terms;

•                  specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of the board, the chief executive officer or the president;

•                  prohibit stockholder action by written consent;

•                  establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•                  provide that our directors may be removed only for cause;

•                  provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•                  specify that no stockholder is permitted to cumulate votes at any election of directors;

•                  authorize our board of directors to modify, alter or repeal our amended and restated bylaws; and

•                  require supermajority votes of the holders of our common stock to amend specified provisions of our charter documents.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us in certain circumstances.

Any provision of our amended and restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. In addition, any future financing or credit agreements may prohibit us from paying any type of dividends. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. Consequently, investors may need to sell all or part of their holdings of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares. Investors seeking cash dividends should not purchase our common stock.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company upon the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and the last day of the fiscal year ending after the fifth anniversary of our initial public offering. We may choose to take advantage of some but not all of these reduced reporting burdens. If we take advantage of any of these reduced reporting burdens in future filings, the information that we provide our security holders may be different than you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

a)     Sale of Unregistered Securities

From April 1, 2013 through June 30, 2013, we granted to employees options to purchase an aggregate of 345,800 shares of common stock at an exercise price of $12.00 per share and 3,250 restricted stock units under our 2006 Stock Plan (the “2006 Plan”).

From April 1, 2013 through June 30, 2013, we issued and sold to employees an aggregate of 218,769 shares of common stock upon the exercise of options under the 2006 Plan at exercise prices ranging from $0.34 to $12.00 per share, for an aggregate exercise price of approximately $726,000. From April 1, 2013 through June 30, 2013, a total of 147,609 RSUs vested and converted into common stock.

On May 17, 2013, we closed our initial public offering, which included 500,000 shares of common stock sold by us to funds affiliated with Battery Ventures, in a concurrent private placement, at a price of $13.00 per share, for an aggregate price of $6,500,000.

b) Use of Proceeds from Public Offering of Common Stock

On May 17, 2013, we closed our IPO whereby 6,059,509 shares of common stock, which included 5,750,000 shares of common stock sold by us (and does not include 908,926 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters), and 309,509 shares of common stock sold by the selling stockholders, at a price of $13.00 per share. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-187689). Goldman, Sachs & Co., Credit Suisse, Canaccord Genuity, UBS Investment Bank, JMP Securities and Raymond James acted as the underwriters. We did not receive any proceeds from the sales of shares by the selling stockholders. The total gross proceeds from the offering to us were $74.8 million (excluding proceeds from the full exercise of the overallotment option of shares granted to the underwriters). After deducting underwriting discounts and commissions of $5.2 million and offering expenses payable by us of $3.5 million, we received approximately $66.0 million. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on May 17, 2013 pursuant to Rule 424(b) of the Securities Act. We invested the funds received in registered money market funds.

Item 3.      Default Upon Senior Securities

None.

Item 4.      Mine Safety Disclosures

None.

Item 5.      Other Information

None.

Item 6.      Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT

INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Certificate of Incorporation of the Company filed May 22, 2013.	Filed herewith
3.2	Bylaws of the Company dated May 22, 2013.	Filed herewith
4.1	Second Amendment to Amended and Restated Investor Rights Agreement, dated May 22, 2013, by and among the Company and certain of its stockholders.	Filed herewith
10.1	2013 Equity Incentive Plan and forms of agreement thereunder	S-1/A	10.3	May 13, 2013
10.2	2013 Employee Stock Purchase Plan and form of agreement thereunder	S-1/A	10.4	May 13, 2013
10.3	First Amendment to Loan and Security Agreement, dated June 6, 2013, between the Company and Silicon Valley Bank.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101

The following materials from the Marketo, Inc. Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i)the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

Filed herewith

*

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marketo, Inc.

Date: August 9, 2013	By:	/s/ Frederick A. Ball

Frederick A. Ball

Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)