Form 10-Q
period 2013-09-30
Marketo, Inc.
filed 2013-11-08
CIK 1490660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

There were 37,980,913 shares of the registrant’s Common Stock issued and outstanding as of November 1, 2013.

MARKETO, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in, but not limited to, the sections titled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts”, “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:

•                  our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, ability to generate cash flow, and ability to achieve, and maintain, future profitability;

•                  our anticipated growth and growth strategies and our ability to effectively manage that growth and effect these strategies;

•                  anticipated trends, growth rates and challenges in our business and in the markets in which we operate;

•                  our ability to anticipate market needs and develop new and enhanced products and services to meet those needs, and our ability to successfully monetize them;

•                  maintaining and expanding our customer base and our relationships with other companies;

•                  the impact of competition in our industry and innovation by our competitors;

•                  our ability to sell our products and expand internationally;

•                  our failure to anticipate and adapt to future changes in our industry;

•                  the impact of seasonality on our business;

•                  our ability to hire and retain necessary qualified employees to expand our operations;

•                  the impact of any failure of our solutions or solution innovations;

•                  our reliance on our third-party service providers;

•                  the evolution of technology affecting our products, services and markets;

•                  our ability to adequately protect our intellectual property;

•                  the anticipated effect on our business of litigation to which we are or may become a party;

•                  our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•                  the increased expenses and administrative workload associated with being a public company;

•                  failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;

•                  our liquidity and working capital requirements;

•                  the estimates and estimate methodologies used in preparing our consolidated financial statements and determining option exercise prices; and

•                  the future trading prices of our common stock and the impact of securities analysts’ reports on these prices.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MARKETO, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$140,920	$44,247
Accounts receivable, net of allowances	13,398	14,106
Prepaid expenses and other current assets	4,441	2,379
Total current assets	158,759	60,732
Property and equipment, net	13,072	5,617
Goodwill	9,537	9,537
Intangible assets, net	2,584	2,734
Other assets	524	536
Total assets	$184,476	$79,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,108	$2,217
Accrued expenses and other current liabilities	15,471	8,945
Deferred revenue	30,585	20,642
Current portion of credit facility	1,814	582
Total current liabilities	51,978	32,386
Credit facility, net of current portion	6,035	3,058
Deferred rent	1,481	148
Total liabilities	59,494	35,592

Commitments and contingencies (Note 6)

Stockholder’s equity:
Convertible preferred stock	—	119,121
Common stock	4	—
Additional paid-in capital	238,923	6,499
Accumulated other comprehensive income	121	145
Accumulated deficit	(114,066)	(82,201)
Total stockholders’ equity	124,982	43,564
Total liabilities and stockholders’ equity	$184,476	$79,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETO, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue:
Subscription and support	$22,504	$14,064	$59,942	$37,464
Professional services and other	3,003	1,363	7,805	4,102
Total revenue	25,507	15,427	67,747	41,566
Cost of revenue:
Subscription and support	6,245	4,402	18,386	11,144
Professional services and other	3,568	2,162	9,307	6,068
Total cost of revenue	9,813	6,564	27,693	17,212
Gross profit:
Subscription and support	16,259	9,662	41,556	26,320
Professional services and other	(565)	(799)	(1,502)	(1,966)
Total gross profit	15,694	8,863	40,054	24,354
Operating expenses:
Research and development	5,938	4,661	16,919	13,835
Sales and marketing	15,244	10,844	43,050	28,451
General and administrative	4,356	3,086	11,659	8,361
Total operating expenses	25,538	18,591	71,628	50,647
Loss from operations	(9,844)	(9,728)	(31,574)	(26,293)
Other income (expense), net	(98)	(36)	(245)	(51)
Loss before provision for income taxes	(9,942)	(9,764)	(31,819)	(26,344)
Provision for income taxes	9	2	46	5
Net loss	$(9,951)	$(9,766)	$(31,865)	$(26,349)

Net loss per share of common stock, basic and diluted	$(0.27)	$(3.35)	$(1.58)	$(9.61)
Shares used in computing net loss per share of common stock, basic and diluted	37,054	2,915	20,144	2,742
Comprehensive loss:
Net loss	$(9,951)	$(9,766)	$(31,865)	$(26,349)
Other comprehensive income (loss):
Foreign currency translation adjustments	(36)	(10)	(24)	9
Comprehensive loss	$(9,987)	$(9,776)	$(31,889)	$(26,340)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(31,865)	$(26,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,037	1,090
Stock-based compensation expense	5,640	2,160
Changes in operating assets and liabilities:
Accounts receivable, net	759	(1,624)
Prepaid expenses and other current assets	(2,088)	(622)
Other assets	(51)	(695)
Accounts payable	1,057	(1,373)
Accrued expenses and other current liabilities	6,099	2,765
Deferred revenue	9,846	5,313
Deferred rent	144	(29)
Net cash used in operating activities	(7,422)	(19,364)
Cash flows from investing activities:
Purchase of property and equipment	(8,234)	(3,715)
Capitalized software development	(345)	—
Cash acquired in acquisition	—	698
Net cash used in investing activities	(8,579)	(3,017)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discount	80,506	—
Proceeds from follow-on offering, net of underwriting discount	22,519	—
Proceeds from private placement	6,500	—
Proceeds from issuance of common stock upon exercise of stock options	2,478	516
Repurchase of unvested common stock from terminated employees	(20)	(59)
Withholding taxes remitted for the net share settlement of an equity award	(124)	—
Proceeds from issuance of debt	4,500	2,220
Repayment of debt	(292)	—
Payment of deferred initial public offering and follow-on offering costs	(3,383)	—
Net cash provided by financing activities	112,684	2,677
Effect of foreign exchange rate changes on cash and cash equivalents	(10)	16
Net increase (decrease) in cash and cash equivalents	96,673	(19,688)
Cash and cash equivalents — beginning of period	44,247	67,400
Cash and cash equivalents —end of period	$140,920	$47,712
Supplemental disclosures of cash flow information:
Cash paid for interest	$132	$20
Cash paid for income taxes	31	—
Supplemental disclosure of noncash investing and financing activities:
Conversion of convertible preferred stock into common stock	119,121	—
Vesting of early exercise options	555	183
Property and equipment acquired through tenant improvement allowance	1,189	—

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

Initial Public Offering and Follow-on Offering

On May 17, 2013, the Company closed its initial public offering (IPO) where it sold 6,968,435 shares of common stock to the public, including the underwriters’ overallotment option of 908,926 shares of common stock and 309,509 shares of common stock sold by selling stockholders, at a price of $13.00 per share. In addition, the Company sold 500,000 shares of common stock to funds affiliated with Battery Ventures in a concurrent private placement, at a price of $13.00 per share. The Company received aggregate proceeds of approximately $87.0 million from the IPO and concurrent private placement, net of underwriters’ discounts and commissions, but before deduction of offering expenses of approximately $3.4 million. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 25,876,142 shares of common stock.

On September 13, 2013, the Company closed its follow-on public offering of 6,000,000 shares of its common stock, which included 662,498 shares of common stock sold by the Company and 5,337,502 shares of common stock sold by selling stockholders. The public offering price of the shares sold in the follow-on offering was $35.50 per share. The Company received aggregate proceeds of approximately $22.5 million from the follow-on offering, net of underwriters’ discounts and commissions applicable to the sale of shares by the Company, but before deduction of offering costs of approximately $0.7 million payable by the Company. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes presented in the Company’s final prospectus filed with the SEC on September 13, 2013 pursuant to Rule 424(b) of the Securities Act of 1933. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2012 included in the Company’s final prospectus for its follow-on public offering.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This new accounting pronouncement is effective for interim and fiscal reporting periods beginning after December 15, 2012, with early adoption permitted. The Company adopted this standard during the first quarter of 2013. The adoption of this standard expanded the consolidated financial statement footnote disclosures, however there were no amounts reclassified out of accumulated other comprehensive income in any period presented.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This amendment clarifies the guidance on the presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The Company does not believe the adoption of this update will have a material impact to the consolidated financial position, results of operations, or cash flows.

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

As of September 30, 2013 and December 31, 2012 financial assets stated at fair value on a recurring basis were comprised of money market funds and a certificate of deposit included within cash and equivalents. The fair value of these financial assets was determined using the following inputs for the periods presented:

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	September 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$138,957	$—	$—	$42,446	$—	$—
Certificate of deposit	25			25
Total	$138,982	$—	$—	$42,471	$—	$—

3. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)
Cash	$1,938	$1,776
Cash equivalents:
Money market funds	138,957	42,446
Certificate of deposit	25	25
	138,982	42,471
Cash and cash equivalents	$140,920	$44,247

Accounts Receivable

Accounts receivable consist of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)
Accounts receivable	$13,726	$14,442
Allowance for doubtful accounts	(328)	(336)
Accounts receivable, net	$13,398	$14,106

Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)
Computer equipment	$11,602	$4,385
Software	1,145	788
Office furniture	1,199	803
Leasehold improvements	2,627	986
Construction in progress	871	542
Total property and equipment	17,444	7,504
Less accumulated depreciation	(4,372)	(1,887)
Property and equipment, net	$13,072	$5,617

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	September 30,	December 31,
	2013	2012
	(in thousands)
Accrued bonuses, commissions and wages	$7,599	$4,737
Liability for employee stock purchase plan	2,077	—
Accrued vacation	1,935	1,502
Accrued marketing expenses	1,132	395
Liability payable for unvested stock options exercises	652	523
Accrued legal, consulting and audit fees	625	282
Accrued sales taxes	311	543
Accrued other	1,140	963
Accrued expenses and other current liabilities	$15,471	$8,945

Changes in Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income is as follows:

	Foreign Currency Items	Total
	(in thousands)
Beginning balance at January 1, 2013	$145	$145

Other comprehensive income before reclassfications	(24)	(24)
Amounts reclassified from accumulated other comprehensive income	—	—

Ending balance at September 30, 2013	$121	$121

4. Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	Weighted Average Remaining Useful Life (in years)	December 31, 2012	Weighted Average Remaining Useful Life (in years)
Developed technology	$1,300	4.0	$1,300	4.8
Domain names	700	5.5	700	6.3
Customer relationships	900	7.0	900	7.8
Non-compete agreements	130	0.5	130	1.3
Capitalized software development costs	1,235	1.4	877	0.8
	4,265		3,907
Less accumulated amortization	(1,681)		(1,173)
Intangible assets, net	2,584		2,734
Goodwill	9,537		9,537
Goodwill and intangible assets, net	$12,121		$12,271

Amortization expense for the periods indicated below was as follows (in thousands):

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Amortization expense	$191	$174	$508	$367

Based on the carrying amount of intangible assets as of September 30, 2013, the estimated future amortization is as follows (in thousands):

	Three Months
	Ending	Years Ending December 31,
	December 31,					2018
	2013	2014	2015	2016	2017	and beyond	Total
Developed Technology	$57	$229	$229	$229	$181	$—	$925
Domain Names	25	100	100	100	100	129	554
Customer Relationships	27	106	106	106	106	295	746
Non-compete Agreements	16	19	—	—	—	—	35
Capitalized Software Development Costs	32	238	54	—	—	—	324

Total	$157	$692	$489	$435	$387	$424	$2,584

5. Credit Facility

On May 21, 2012, the Company entered into a loan and security agreement with a bank related to an equipment facility providing the Company with an equipment line of up to $4.0 million (Original Line of Credit). On June 6, 2013, the Company entered into a first amendment to the loan and security agreement, which provided an additional line of credit for advances of up to $4.5 million (New Line of Credit). The interest rate associated with the Original Line of Credit and New Line of Credit is the greater of 4% or three-quarters percentage points above the prime rate, as determined on the applicable funding date. For each equipment advance, the Company will pay interest only for approximately nine months. Subsequently, the Company will make thirty-six equal monthly payments of principal and interest. The loan is secured by a security interest on substantially all of the Company’s assets, including the equipment purchased with the advances, and excludes the Company’s intellectual property. The loan and security agreement contains customary affirmative and negative covenants, including, among other things, maintaining certain business performance levels and limitations on disposal of assets, certain fundamental business changes, incurrences of debt, incurrences of liens, payments of dividends, repurchases of stock and engaging in affiliate transactions, in each case subject to certain exceptions. The loan and security agreement also contains customary events of default and provides that during the existence of an event of default, interest on the obligations could be increased by 5%. As of September 30, 2013, the Company is in compliance with all of the covenants contained in the loan and securities agreement. As of September 30, 2013 and December 31, 2012, the outstanding loan balance related to the Original Line of Credit and New Line of Credit was $7.8 million and $3.6 million, respectively.

Contractual future repayments in relation to the outstanding loan balance are as follows for the remainder of 2013 and the subsequent years ending December 31:

	Principal	Interest	Total
	(in thousands)
2013 (3 months)	$290	$78	$368
2014	2,187	272	2,459
2015	2,719	168	2,887
2016	2,174	62	2,236
2017	479	4	483
Total	$7,849	$584	$8,433

6. Commitments and Contingencies

Except as set forth in Note 5 and below, there were no material changes in our commitments under contractual obligations, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2012.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

On April 15, 2013, the Company entered into a definitive lease agreement where the Company will lease approximately 10,406 square feet of office space in Portland, Oregon. The Company’s contractual operating lease obligation under this agreement is approximately $1.2 million, payable over the five-year term of the lease.

On September 30, 2013, the Company entered into an amendment with a vendor related to a software end user agreement which grants the Company the right to use the software and technical support and provides for the conversion to a limited perpetual license at the end of the term. The Company’s contractual obligation under this agreement is approximately $1.8 million, payable over the three-year term of the agreement.

Legal Contingencies

From time to time, the Company may be involved in various legal proceedings arising from the normal course of business activities.

On May 17, 2013, iHance, Inc. filed a complaint against the Company in the United States District Court for the Northern District of California, alleging that a salesperson email tracking feature in the Marketo Sales Insight application infringed upon certain of iHance’s patents. On July 29, 2013, the Company filed an answer to the complaint, denying iHance’s infringement allegations and asserting counterclaims for a declaratory judgment of noninfringement and invalidity. While the Company denies iHance’s claims, there can be no assurance that the Company will prevail in this matter, and any adverse ruling may have a significant impact on the Company’s business and operating results. In addition, regardless of the outcome of the matter, the Company may incur significant legal fees defending the action until it is resolved. There is a reasonable possibility that a loss may be incurred, however, an estimate of the loss or potential range of loss, if any, associated with the litigation cannot reasonably be made as of the filing date of this quarterly report.

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

Common Stock Authorized and Outstanding

Upon the closing of the IPO, the Company increased the amount of common stock authorized for issuance from 100,000,000 to 1,000,000,000 common shares with a par value of $0.0001 per share. As of September 30, 2013, the Company had approximately 38.0 million shares of common stock issued and outstanding.

Stock Option Plans

2006 Stock Plan

The Company’s Board of Directors (Board) and the Company’s stockholders adopted the 2006 Stock Plan (2006 Plan) in October 2006. The 2006 Plan was most recently amended in May 2013. The 2006 Plan was terminated in connection with the IPO, and accordingly, no shares will be available for issuance under this plan. The 2006 Plan will continue to govern outstanding awards granted thereunder. The 2006 Plan provided for the grant of incentive stock options and nonqualified stock options. As of September 30, 2013, options to purchase 7,340,914 shares of common stock and 167,572 restricted stock units remained outstanding under the 2006 Plan.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2013 Equity Incentive Plan

The Board adopted, and the Company’s stockholders approved, the 2013 Equity Incentive Plan (2013 Plan) on May 1, 2013. The 2013 Plan was effective May 16, 2013. The 2013 Plan provides for the grant of incentive stock options, to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants and the Company’s subsidiary corporations’ employees and consultants. In addition, the shares reserved for issuance under the 2013 Plan also include (a) those shares reserved but unissued under the 2006 Stock Plan (2006 Plan), and (b) shares returned to the 2006 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2013 Plan pursuant to (a) and (b) is 9,119,341 shares). The number of shares available for issuance under the 2013 Plan will also include an annual increase on the first day of each fiscal year beginning in 2014, equal to the least of:

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

Summary of Stock Option Activity

A summary of the Company’s stock option activity under all stock option plans and related information for nine months ended September 30, 2013 is as follows:

	OPTIONS OUTSTANDING
	Shares Available for Grant (in thousands)	Stock Options Outstanding (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2012	928	6,581	$3.21	8.08	$11,431
Additional shares authorized	4,502
Granted	(2,118)	2,118	8.26
Exercised	—	(921)	2.69
Repurchased	17	—	8.66
RSUs granted, net of cancellations/forfeitures	(262)	—
Cancelled/forfeited	419	(419)	4.29
Balance as of September 30, 2013	3,486	7,360	4.67	7.90	200,285

Exercisable as of September 30, 2013		7,117	4.65	7.21	193,780
Vested and expected to vest as of September 30, 2013		7,175	$4.67	7.88	$195,215

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing price of $31.88 as of September 30, 2013 for options that were in-the-money as of that date.

Option awards generally vest over a four year period, with 25% vesting after one year from date of grant and monthly thereafter. Stock options granted under our 2006 Plan provided employee option holders with an early exercise provision, where in the

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

event of termination any unvested shares purchased are subject to repurchase by the Company at the original purchase price. This right of repurchase lapses as the option vests. Options exercisable as of September 30, 2013 include options that are exercisable prior to vesting.

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised were as follows (in thousands, except weighted average grant date fair value):

	Nine Months Ended September 30,
	2013	2012
Weighted average grant date fair value	$4.44	$2.67
Total intrinsic value of options exercised	$13,568	$771

The total estimated grant date fair value of options vested during the nine months ended September 30, 2013 was approximately $3.3 million.

Determining Fair Value of Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used to estimate the fair value of options granted to employees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected term (in years)	(A)	6	6	6
Risk-free interest rate	(A)	0.80%	0.86% - 1.375%	0.80% - 1.09%
Expected volatility	(A)	70%	57% - 58%	63% - 70%
Expected dividend rate	(A)	0%	0%	0%

(A)       No options were granted during the three months ended September 30, 2013.

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

Volatility — Since the Company has limited trading history by which to determine the volatility of its own common stock price, the expected volatility being used is derived from the historical stock volatilities of a representative industry peer group of comparable publicly listed companies over a period approximately equal to the expected term of the options.

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

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Restricted Stock Units

A summary of the Company’s Restricted Stock Units (RSU) activity and related information for the nine months ended September 30, 2013 is as follows:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2012	328	$4.58	$2,437
RSUs Granted	276	25.88
RSUs Vested	(167)	16.50
RSUs Cancelled/Forfeited	(14)	5.01
Balance as of September 30, 2013	423	$18.48	$13,482

During 2012 and the first nine months of 2013, the Company granted RSUs to certain employees. These RSUs are subject to a time-based vesting condition and some are also subject to performance-based vesting condition, both of which must be satisfied before the RSUs are vested and settled for shares of common stock. The time-based vesting condition generally ranges from 2 to 4 years, and the performance-based vesting condition is satisfied upon the occurrence of a sale event or the completion of the Company’s IPO. Stock-based compensation expense associated with the performance-based RSUs is recognized if the achievement of the performance-based vesting condition is considered probable. Recognition of compensation expense for these performance-based RSUs commenced during the second quarter of 2013 upon the successful completion of the Company’s IPO, which satisfied the performance-based condition. For the nine months ended September 30, 2013, the Company recognized stock based compensation expense of approximately $1.2 million associated with these performance-based RSUs. RSUs granted subsequent to the IPO are subject to a time-based vesting condition of 4 years.

The aggregate intrinsic value of RSUs outstanding at September 30, 2013 was approximately $13.5 million, using the Company’s closing stock price of $31.88 per share as of September 30, 2013.

Employee Stock Purchase Plan

The Board adopted, and the Company’s stockholders approved, a 2013 Employee Stock Purchase Plan (ESPP), which became effective on May 1, 2013. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning in fiscal 2014, equal to the lesser of:

•                  1% of the outstanding shares of our common stock on the first day of such fiscal year;

•                  650,000 shares; or

•                  such other amount as may be determined by our board of directors

The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value, as defined in the ESPP, subject to any plan limitations.  A participant may purchase a maximum of 1,250 shares during an offering period. The offering period generally start on the first trading day on or after February 15th and August 15th of each year, except that the first offering period commenced on May 18, 2013, the first trading day following the effective date of the Company’s registration statement. At September 30, 2013, 738,032 shares were available for issuance under the ESPP.

Determining Fair Value of Employee Stock Plan Purchase Rights

The assumptions used to value employee stock purchase rights under the Black-Scholes model during the three and nine months ended September 30, 2013 were as follows:

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Expected term (in months)	9
Risk-free interest rate	0.11%
Expected volatility	42%
Expected dividend rate	0%

Stock Compensation Expense

The stock-based compensation expense included in operating results was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of subscription and support revenue	$140	$75	$317	$143
Cost of professional services and other revenue	198	30	445	121
Research and development	458	110	1,605	391
Sales and marketing	553	377	1,646	800
General and administrative	674	334	1,627	705
Total stock-based compensation expense	$2,023	$926	$5,640	$2,160

As of September 30, 2013, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimate forfeitures, was as follows:

	September 30, 2013
	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)	(in years)
Stock options	$11,417	2.69
Restricted stock units	5,366	2.67
Employee Stock Purchase Plan	574	0.39

Total unrecognized stock-based compensation expense	$17,357

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock under the two-class method attributable to common stockholders:

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share amount)
Numerator:
Net loss	$(9,951)	$(9,766)	$(31,865)	$(26,349)

Denominator:

Weighted-average common shares outstanding	37,230	3,016	20,320	2,901

Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(176)	(101)	(176)	(159)
Weighted-average shares used in computing net loss per share of common stock, basic and diluted	37,054	2,915	20,144	2,742
Net loss per share of common stock, basic and diluted	$(0.27)	$(3.35)	$(1.58)	$(9.61)

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

	As of September 30,
	2013	2012
	(in thousands)
Convertible preferred stock	—	25,876
Stock options to purchase common stock	7,360	6,659
Employee stock purchase plan	257	—
Common stock held in escrow	—	12
Common stock subject to repurchase	158	107
Restricted stock units	423	320
	8,198	32,974

9. Income Taxes

The provision for income taxes for the three months ended September 30, 2013 and September 30, 2012 was approximately $9,000 and $2,000, respectively. The provision for income taxes consists primarily of foreign income taxes. The provisions for income taxes for the nine months ended September 30, 2013 and 2012 were approximately $46,000 and $5,000, respectively. The provision for income taxes consists primarily of state minimum taxes and foreign income taxes.

For the three and nine months ended September 30, 2013 and 2012, the provision for income taxes differed from the statutory amount primarily due to state and foreign taxes currently payable, and the Company realized no benefit for current year losses due to maintaining a full valuation allowance against the U.S. and foreign net deferred tax assets.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic and foreign net deferred tax assets as of September 30, 2013 and December 31, 2012. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and nine months ended September 30, 2013, there have been no material changes to the total amount of unrecognized tax benefits.

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

Revenue

Revenue by geography is based on the shipping address of the customer. The following table presents our revenue by geographic region for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
United States	$21,748	$13,429	$58,023	$36,467
EMEA	1,896	1,001	4,913	2,505
Other	1,863	997	4,811	2,594

Total	$25,507	$15,427	$67,747	$41,566

No single customer accounted for more than 10% of our total revenue during the three and nine months ended September 30, 2013 and 2012. No single customer accounted for more than 10% of accounts receivable as of September 30, 2013 and December 31, 2012.

Long-lived Assets

The following table sets forth the Company’s long-lived assets by geographic areas as of the periods presented (in thousands):

	September 30,	December 31,
	2013	2012
	(in thousands)
United States	$12,829	$5,369
EMEA	239	248
Other	4	—

Total	$13,072	$5,617

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Prospectus filed on September 13, 2013, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) with the SEC. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

Overview

We are the provider of a leading cloud-based marketing software platform that enables organizations to engage in modern relationship marketing. Our software platform is designed to enable the effective execution, management and analytical measurement of marketing activities, helping organizations to acquire new customers more efficiently, build stronger relationships with existing customers, improve sales effectiveness and drive faster revenue growth. On our platform, we deliver an easy-to-use, integrated suite of advanced applications, which today include Marketing Automation, Social Marketing, Sales Insight, Revenue Analytics and Marketing Management. To enable our customers to obtain maximum value from our platform, we have created an ecosystem of third-party applications, as well as a network of resources to foster marketing thought leadership, sharing and collaboration among our users. Furthermore, we provide our customers with expert professional services, delivered by marketers, for marketers, to enable rapid time to value through effective implementation and usage of our solutions.

We designed our platform to be valuable across large enterprises and Small and Medium Businesses (SMBs) that sell to both businesses and consumers in virtually any industry. We market and sell our products directly and through a growing network of distribution partners. Our client base is diverse, with 2,760 customers across a wide range of industries including business services, consumer, financial services, healthcare, manufacturing, media, technology and telecommunications. Representative customers include one or more divisions of the following companies: Capgemini, CenturyLink, Citrix, Gannett, General Electric, Medtronic, Moody’s, Panasonic, Symantec and Sony. No single customer represented more than 1% of subscription and support revenue during the three and nine months ended September 30, 2013 and 2012. During the three and nine months ended September 30, 2013 and 2012, our 20 largest customers accounted for less than 10% of our total revenue.

We deliver our solutions entirely through a multi-tenant cloud-based, or Software as a Service (SaaS), architecture which customers can configure to their specific needs. We initially focused our selling efforts on the SMB market, but beginning in late 2010, we began to invest in an enterprise sales organization to address growing enterprise demand. We define the SMB market as companies with fewer than 1,500 employees and the enterprise market as companies with 1,500 or more employees. The percentage of our subscription and support revenue from enterprise customers was 27% and 25% during the three and nine months ended September 30, 2013.

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

We provide our solutions on a subscription basis, and we generated revenue of $25.5 million and $15.4 million for the three months ended September 30, 2013 and 2012, respectively, and $67.7 million and $41.6 million for the nine months ended September 30, 2013 and 2012, respectively. We derive most of our revenue from subscriptions to our cloud-based software and related customer support services. Subscription and support revenue accounted for 88% and 91% of our total revenue during the three months ended September 30, 2013 and 2012, respectively, and 88% and 90% of our total revenue during the nine months ended September 30, 2013 and 2012, respectively. We price our products based on customer usage measures, which can include the number of records in each customer’s database and the number of user seats authorized to access our service. Our subscription contracts are typically one year in length, but can range from one quarter to three years in length.

Professional services revenue accounted for 12% and 9% of our total revenue for the three months ended September 30, 2013 and 2012, respectively, and 12% and 10% of our total revenue for the nine months ended September 30, 2013 and 2012, respectively. Our software is designed to be ready to use immediately upon provisioning of a new customer subscription. However, we believe that our customers’ success is enhanced by the effective use of modern relationship marketing strategies performed with our software, which we foster primarily through the sale and delivery of expert services that educate our customers on the best use of our solutions as well as assist in the implementation of our solutions. In addition, some of our customers require services to support integrating their existing systems with our solutions. Enterprise customers exhibit a higher demand for all of these services. Over the near term, due to market demand for expertise in modern relationship marketing, we expect our professional services revenue to grow at a faster rate than our subscription and support revenue, and therefore, to increase as a percentage of our total revenue. In addition, we also partner with third party consulting organizations that provide similar services to our customers in connection with their use of our solutions.

Our customer base has grown from over 200 at the end of 2009 to 2,760 at the end of September 30, 2013, which has resulted in rapid revenue growth. We generate the majority of our revenue in the United States; however, we are focused on growing our international business. Revenue generated from our international customers was 14.7% and 13.0% during the three months ended September 30, 2013 and 2012, respectively, and 14.4% and 12.3% during the nine months ended September 30, 2013 and 2012, respectively.

We have focused on rapidly growing our business and plan to continue to invest in growth. We expect our cost of revenue and operating expenses to continue to increase in absolute dollars in future periods. Marketing and sales expenses are expected to increase in absolute dollars as we continue to expand our sales teams, increase our marketing activities and grow our international operations. Research and development expenses are expected to increase in absolute dollars to support the enhancement of our existing products and the development of new products. We also intend to invest in maintaining a high level of customer service and support which we consider critical for our continued success. We plan to continue investing in our data center infrastructure and services capabilities in order to support continued future customer growth. We also expect to incur additional general and administrative expenses as a result of both our growth and the infrastructure required to be a public company. We also may acquire or invest in businesses, products or technologies that we believe could complement or expand our platform and enhance our technical capabilities. Considering our plans for investment, we do not expect to be profitable in the near term and, in order to achieve profitability, we will need to grow revenue at a rate faster than our investments in cost of revenue and operating expenses. For the fourth quarter of 2013, we expect the demand for our solutions and services, along with revenue growth rates, to remain strong.

We had net losses of $10.0 million and $9.8 million for the three months ended September 30, 2013 and 2012, respectively, and $31.9 million and $26.3 million for the nine months ended September 30, 2013 and 2012, respectively, primarily due to increased investments in our growth.

Since our inception, we financed our operations through cash collected from customers as well as preferred equity financings, our initial public offering and concurrent private placement completed in May 2013, and our follow-on public offering completed in September 2013.  We also maintain a credit facility. As of September 30, 2013, we had outstanding borrowings of $7.8 million under this facility.

Seasonality, Cyclicality and Quarterly Trends

We have historically experienced seasonality in terms of when we enter into new customer agreements for our solutions and services. We sign a significantly higher percentage of agreements with new customers as well as renewal agreements with existing customers in the fourth quarter of each year as compared to any of the prior quarters. The first quarter and third quarter are typically the slowest in this regard. Furthermore, we usually sign a significant portion of these agreements during the last month, and often the last two weeks, of each quarter. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, because we recognize subscription revenue over the term of the customer agreement, which is typically one year, but ranges from one quarter to three years. As a result, a slowdown in our ability to enter into customer agreements may not be apparent in our revenue for the quarter, as the revenue recognized in any quarter is primarily from customer agreements entered into in prior quarters. In addition, the percentage of customers that pay quarterly rather than annually varies from quarter to quarter and impacts our deferred revenue balance. We have historically seen billing frequencies that were predominately quarterly. However, our enterprise and larger SMB customers are increasingly opting for annual versus quarterly billing terms. While we expect this dynamic to continue, customer mix shifts from quarter to quarter. The percentage of customers who are billed quarterly and pay us quarterly has a material impact on our change in deferred revenue and, therefore, on our net cash used in operating activities.  Historical patterns should not be considered a reliable indicator of our future sales activity or performance.

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

In addition, each year we typically participate in several key industry trade shows, such as our upcoming participation in Dreamforce in the fourth quarter of 2013, as well as host our own annual user conference. The timing of these events can vary from year to year, and the costs associated with these events typically have a significant effect on our sales and marketing expenses for the applicable quarter and cause our quarterly results to fluctuate.

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Subscription and support	88.2%	91.2%	88.5%	90.1%
Professional services and other	11.8	8.8	11.5	9.9
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscription and support	24.5	28.5	27.1	26.8
Professional services and other	14.0	14.0	13.7	14.6
Total cost of revenue	38.5	42.5	40.9	41.4
Gross margin:
Subscription and support	63.7	62.6	61.3	63.3
Professional services and other	(2.2)	(5.2)	(2.2)	(4.7)
Total gross margin	61.5	57.5	59.1	58.6
Operating expenses:
Research and development	23.3	30.2	25.0	33.3
Sales and marketing	59.8	70.3	63.5	68.4
General and administrative	17.1	20.0	17.2	20.1
Total operating expenses	100.1	120.5	105.7	121.8
Loss from operations	(38.6)	(63.1)	(46.6)	(63.3)
Other income (expense), net	(0.4)	(0.2)	(0.4)	(0.1)
Loss before provision for income taxes	(39.0)	(63.3)	(47.0)	(63.4)
Provision for income taxes	0.0	0.0	0.1	0.0
Net loss	(39.0)%	(63.3)%	(47.0)%	(63.4)%

Percentages are based on actual values. Totals may not sum due to rounding.

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Revenues:
Subscription and support	$22,504	$14,064	$8,440	60.0%	$59,942	$37,464	$22,478	60.0%
Professional services and other	3,003	1,363	1,640	120.3%	7,805	4,102	3,703	90.3%
Total revenue	$25,507	$15,427	$10,080	65.3%	$67,747	$41,566	$26,181	63.0%

Percentage of revenues:
Subscription and support	88.2%	91.2%			88.5%	90.1%
Professional services and other	11.8%	8.8%			11.5%	9.9%
Total	100.0%	100.0%			100.0%	100.0%

Total revenue increased $10.1 million, or 65%, during the third quarter of 2013 compared to the comparable period in 2012, due to the increase in subscription and support revenue of $8.4 million and an increase in professional services revenue of $1.7 million. During the nine month period ended September 30, 2013, total revenue increased $26.2 million, or 63%, compared to the comparable period in 2012, due to the increase in subscription and support revenue of $22.5 million and an increase in professional services revenue of $3.7 million.

The increase in subscription and support revenue was primarily attributable to (1) growth in our total customer count primarily from the SMB market, (2) upsell of additional products either during the term of their subscription or at the point of renewal of their subscription, (3) the customers we added in the first nine months of 2013 who generally had larger record databases, on average, managed by our solution than the customers that we added in the first nine months of 2012 and (4) volume and price increases resulting from the lapsing of introductory discounts on subscriptions.

Of the total increase in subscription and support revenue for the third quarter of 2013, 88% was attributable to revenue from new customers acquired from October 1, 2012 through September 30, 2013, and 12% was attributable to revenue from customers existing on or before September 30, 2012.  New customers are defined as those acquired from October 1, 2012 through September 30, 2013. Existing customers are defined as those existing on or before September 30, 2012.  The percentage mix of revenue generated from new versus existing customers can vary from quarter to quarter due to seasonality based on when we enter into the new customer agreement for our service.  We sign a significantly higher percentage of agreements with new customers as well as renewal agreements with existing customers in the fourth quarter of each year as compared to any of the prior quarters. The first and third quarters are typically our seasonally slowest in this regard.  Furthermore, we usually sign a significant portion of these agreements during the last month, and often the last two weeks, of each quarter. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our subscription and support revenue because we recognize subscription revenue over the term of the license agreement, which is typically one year, but ranges from one quarter to three years.  As a result of this seasonality and linearity of sales, the percentage mix of revenue generated from new customers will generally be higher in the first and third quarter when compared to the second and fourth quarters.

The increase in professional services revenue resulted from increased delivery of services across our customer base. A majority of this increase was attributable to SMB customers as they continue to comprise a larger proportion of our business.  However, during the fourth quarter of 2012 and the first half of 2013, we added a higher proportion of enterprise customers who typically exhibit a higher demand for professional services than our SMB customers. We expect professional services revenue from enterprise customers to comprise a larger proportion of the total balance in future quarters.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Cost of revenue:
Subscription and support	$6,245	$4,402	$1,843	41.9%	$18,386	$11,144	$7,242	65.0%
Professional services and other	3,568	2,162	1,406	65.0%	9,307	6,068	3,239	53.4%
Total cost of revenue	$9,813	$6,564	$3,249	49.5%	$27,693	$17,212	$10,481	60.9%

Gross margin:
Subscription and support	72.2%	68.7%			69.3%	70.3%
Professional services and other	(18.8)%	(58.6)%			(19.2)%	(47.9)%
Total gross margin	61.5%	57.5%			59.1%	58.6%

Cost of subscription and support increased due to the following (in thousands):

	Change
	Three Months	Nine Months
Personnel-related costs	$999	$2,767
Depreciation and amortization	749	1,594
Hosting costs	(312)	1,445
Facilities and IT allocations	213	627
Various other items	194	809

	$1,843	$7,242

The increase in cost of subscription and support for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 was primarily due to increases in personnel-related costs resulting from an increase in headcount to support our customer growth, and to a lesser extent, increases in headcount to support our transition to co-location data center facilities. During 2012, to improve the responsiveness and long-term cost efficiency of our data center operations, we began an effort to transition from our managed hosting service provider to co-location data center facilities for which we have purchased and are managing our own computer equipment and systems. As a result, we hired additional personnel associated with the project, resulting in increased personnel costs and depreciation expense related to expenses associated with this project. The increase in hosting costs for the nine months ended September 30, 2013 reflects the overall increase in computing and network capacity to support our customer growth, while the decrease in costs for the three months ended September 30, 2013 reflects the decreased use of our managed hosting service provider, as we began to utilize some of our co-location data center facilities during the period.

Our subscription and support gross margin was 72.2% and 68.7% for the three months ended September 30, 2013 and 2012, respectively, and 69.3% and 70.3% for the nine months ended September 30, 2013 and 2012, respectively.  The increase in subscription and support gross margin for the three months ended September 30, 2013 primarily reflects the decreased use of our managed hosting service provider as we began to use some of our co-location data center facilities.  The decrease in subscription and support gross margin for the nine months ended September 30, 2013 primarily reflects increased personnel-related costs from increases in headcount and additional expenses incurred associated with the migration of our data centers from our managed hosting service provider to new co-location facilities.

Cost of professional services and other increased due to the following (in thousands):

	Change
	Three Months	Nine Months
Personnel-related costs	$793	$2,037
Consulting	475	676
Various other items	138	526

	$1,406	$3,239

The increase in cost of professional services and other during the three and nine months ended September 30, 2013 was primarily due to an increase in personnel-related costs, as we continue to grow our headcount in our professional services organization to support demand for expert services. Additionally, consulting costs increased as a result of increased usage of outside contractors to supplement our existing staff.

Our professional services and other gross margin was (18.8)% and (58.6)% for the three months ended September 30, 2013 and 2012, respectively, and (19.2)% and (47.9)%  for the nine months ended September 30, 2013 and 2012, respectively. The improvement in gross margin was due to improved staff utilization resulting primarily from higher demand for professional services from our customers and from improvements in our economies of scale as a result of fixed expenses being spread across a larger base of billable resources.

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

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Research and development	$5,938	$4,661	$1,277	27.4%	$16,919	$13,835	$3,084	22.3%
Percentage of total revenue	23.3%	30.2%			25.0%	33.3%

Research and development expenses increased due to the following (in thousands):

	Change
	Three Months	Nine Months
Personnel-related costs	$1,021	$2,338
Consulting	164	714
Capitalized software development	(130)	(358)
Various other items	222	390

	$1,277	$3,084

The increase in research and development expenses during the three and nine months ended September 30, 2013 was primarily due to an increase in personnel-related costs as a result of the increase in headcount to help continue the enhancement of our existing product suite and an increase in stock-based compensation expense. Consulting fees, mostly related to sub-contracted development, increased as the result of the use of more outside contractors. These increases were partially offset by an increase in capitalized software development costs, which consists primarily of personnel-related expenses.

We believe that continued investment in our technology is important for our future growth, and, as a result, we expect research and development expenses to increase in absolute dollars, but decline modestly, as a percentage of total revenues.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Sales and marketing	$15,244	$10,844	$4,400	40.6%	$43,050	$28,451	$14,599	51.3%
Percentage of total revenue	59.8%	70.3%			63.5%	68.4%

Sales and marketing expenses increased due to the following (in thousands):

	Change
	Three Months	Nine Months
Commissions	$2,114	$5,927
Personnel-related expenses	1,774	5,757
Facilities and IT allocation	378	1,179
Marketing expenses	793	1,117
Travel and entertainment	53	637
Consulting	14	479
Trade show expenses	(1,090)	(1,084)
Various other items	364	587

	$4,400	$14,599

The increase in sales and marketing expenses during the three and nine months ended September 30, 2013 was due primarily to an increase in sales commission expense, driven by an increase in new customer acquisitions, and personnel-related costs, consisting of an increase in salary and benefits costs resulting from an increase in headcount and to a lesser extent, an increase in stock-based compensation expense. The increase in the allocation of facility and IT expenses was due principally to headcount growth in the sales and marketing department and overall higher IT and facilities expenses. The increase in marketing program costs reflects increased activity to support growth in our business.  The increase in travel costs reflects the expansion of our enterprise sales efforts and our sales and marketing efforts internationally. In addition, consulting fees increased as a result of the use of outside consultants to support growth in our business. These increases were partially offset by a decrease in trade show expenses resulting from the timing of our attendance of certain trade shows.

We expect sales and marketing expenses to increase in absolute dollars and remain our largest expense in absolute dollars and as a percentage of total revenues, although they may fluctuate as a percentage of total revenues.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
General and administrative	$4,356	$3,086	$1,270	41.2%	$11,659	$8,361	$3,298	39.4%
Percentage of total revenue	17.1%	20.0%			17.2%	20.1%

General and administrative expenses increased due to the following (in thousands):

	Change
	Three Months	Nine Months
Personnel-related costs	$1,073	$2,392
Consulting	(125)	545
Various other items	322	361

	$1,270	$3,298

The increase in general and administrative expenses during the three and nine months ended September 30, 2013 was primarily due to increased personnel-related costs as a result of an increase in headcount, and to a lesser extent an increase in stock-based compensation expense. The increase in consulting fees for the nine months ended September 30, 2013 reflects our increased use of external consultants to assist with preparatory work associated with our IPO earlier this year and with implementing new systems to support our growth, while the decrease in consulting fees during the three months ended September 30, 2013 reflects our decreased use of external consultants for the period.

We expect that our general and administrative expenses will increase in absolute dollars as we continue to expand our business and infrastructure to support being a public company although they may fluctuate as a percentage of total revenues.

Liquidity and Capital Resources

To date, we have financed our operations through cash collected from customers as well as preferred equity financings, our initial public offering and concurrent private placement completed in May 2013, and our follow-on public offering completed in September 2013.  We also maintain a credit facility. As of December 31, 2012 and September 30, 2013, we had cash and cash equivalents of $44.2 million and $140.9 million, respectively, most of which was held in money market accounts.

In May 2012 we entered into a loan and security agreement with a bank related to an equipment facility providing us with an equipment line of up to $4.0 million. In June 2013 we entered into a first amendment to the loan and security agreement, which provided an additional line of credit for advances of up to $4.5 million. The interest rate associated with the Original Line of Credit and New Line of Credit is the greater of 4% or 0.75 of a percentage point above the bank’s prime rate, as determined on the applicable funding date. For each equipment loan advance, we pay interest only for approximately nine months. Subsequently, we make thirty-six equal monthly payments of principal and interest. As of September 30, 2013, we were in compliance with all of the covenants contained in the loan and securities agreement. As of December 31, 2012 and September 30, 2013, the outstanding loan balance related to the Original Line of Credit and New Line of Credit was $3.6 million and $7.8 million, respectively. See Note 5 - Credit Facility to our Condensed Consolidated Financial Statements for a discussion of our credit facility.

A substantial source of our cash provided by operating activities results from changes in our deferred revenue balance, which is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our software subscriptions and professional services and is amortized into revenue in accordance with our revenue recognition policy. As of December 31, 2012 and September 30, 2013, we had working capital of $28.3 million and $106.8 million, respectively, which included $20.6 million and $30.6 million of deferred revenue recorded as a current liability, respectively. The increase in our working capital at September 30, 2013 is primarily due to proceeds we received from our IPO and follow-on offering of $103.0 million and proceeds received on the completion of our private placement offering of $6.5 million.

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

Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, international expansion, research and development, litigation, increased general and administrative expenses to support the anticipated growth in our operations, including as a new public company, capital equipment required to support our growing headcount and equipment required in connection with any future  transitions from our managed hosting service provider to co-location data center facilities. Our capital expenditures in future periods are expected to grow in line with our business. To the extent that existing cash and cash from operations are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The table below provides selected cash flow information for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash used in operating activities	$(7,422)	$(19,364)
Net cash used in investing activities	(8,579)	(3,017)
Net cash provided by financing activities	112,684	2,677
Net increase (decrease) in cash and cash equivalents, net of impact of foreign exchange rates on cash	96,673	(19,688)

Net cash used in operating activities.  Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers using our solutions and services, and the amount and timing of customer billings and payments. Cash used in operating activities has historically come from a net loss driven by sales of subscriptions to our software services and adjusted for non-cash expense items, such as depreciation and amortization of property and equipment, stock-based compensation expense, and intangible assets acquired in connection with the acquisition of Crowd Factory. The percentage of customers that pay quarterly rather than annually varies from quarter to quarter. Historically billing frequencies have been predominately quarterly. However, our enterprise and larger SMB customers are increasingly opting for annual versus quarterly billing terms. While we expect this dynamic to continue, customer mix shifts from quarter to quarter. The percentage of customers who are billed quarterly and pay us quarterly has a material impact on our change in deferred revenue and therefore our net cash used in operating activities.

Our cash used in operating activities during the nine months ended September 30, 2013 primarily reflected our net loss of $31.9 million, offset by non-cash expenses that included $3.0 million of depreciation and amortization and $5.6 million in stock-based compensation. Working capital sources of cash included a $9.8 million increase in deferred revenue resulting primarily from the addition of new customers and the customer mix of more annual versus quarterly billing invoiced during the period and a $7.2 million increase in accounts payable and accrued expenses and other current liabilities primarily resulting from an increase in accrued commission and bonus costs, the liability for employee stock purchase plan and increase in accrued marketing programs. These sources of cash were partially offset by a $2.1 million increase in prepaid expenses and other current assets in part related to amounts paid for sponsorship fees and marketing events.

Our cash used in operating activities during the nine months ended September 30, 2012 primarily reflected our net loss of $26.3 million, offset by non-cash expenses that included $1.1 million of depreciation and amortization and $2.2 million in stock-based compensation. Working capital sources of cash included a $5.3 million increase in deferred revenue resulting primarily from the addition of new customers invoiced during the period and a $1.4 million net increase in accounts payable and accrued expenses and other current liabilities primarily related to commissions, bonuses and accrued vacation payable, as well as a higher level of expenses consistent with the overall growth of our business.  These sources of cash were partially offset by a $1.6 million increase in accounts receivable. While DSO improved from 65 days during the third quarter of 2011 to 63 days during the third quarter of 2012, our accounts receivable balance experienced an overall increase as a result of higher customer billings related to the increase in the number of customers during the period.

Net cash used in investing activities.  Our primary investing activities have consisted of capital expenditures to purchase equipment required in connection with the transition from our managed hosting provider to co-location data center facilities for which we are purchasing and managing our own computer equipment and systems.

For the nine months ended September 30, 2013, cash used in investing activities consisted of $8.2 million for the purchases of property and equipment, primarily associated with our transition from a managed hosting service provider to co-location data center facilities for which we are purchasing and managing our own computer equipment and system and to a lesser extent, an increase in computer equipment, furniture and fixtures and leasehold improvements associated with supporting our increasing employee headcount and growth in our business and capitalized software development costs of $0.3 million.

For the nine months ended September 30, 2012, cash used in investing activities consisted of $3.7 million for the purchases of computer and network equipment for building out our co-location facilities to support our customer base, as well as equipment, furniture and fixtures and leasehold improvements for supporting our increasing employee headcount. We also acquired $0.7 million in cash in connection with the acquisition of Crowd Factory.

Net cash provided by financing activities.  Our primary financing activities have consisted of equity issuances raised to fund our operations as well as proceeds from and payments on equipment debt obligations entered into to finance our property and equipment, primarily equipment used in our data centers.

For the nine months ended September 30, 2013, cash provided by financing activities of $112.7 million consisted of proceeds from our IPO and follow-on offering of $80.5 million and $22.5 million, respectively, net of underwriter discounts, proceeds of $6.5 million from the completion of our private placement offering, $4.5 million in proceeds from borrowings under the credit facility and $2.5 million from proceeds received from the issuance of common stock upon the exercise of stock options. These increases were partially offset by $3.4 million in cash payments related to costs associated with our IPO and follow-on offering, $0.3 million related to repayments under our credit facility and $0.1 million in net withholding taxes remitted related to the net share settlement of an equity award.

For the nine months ended September 30, 2012, cash provided by financing activities consisted of $2.2 million in proceeds from borrowings under the credit facility and $0.5 million of proceeds received from the issuance of common stock upon the exercise of stock options.

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

There have been no significant changes in our critical accounting policies and estimates during the third quarter of 2013 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s final prospectus filed on September 13, 2013.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This new accounting pronouncement is effective for interim and fiscal reporting periods beginning after December 15, 2012, with early adoption permitted. We adopted this standard during the first quarter of 2013. The adoption of this standard expanded the consolidated financial statement footnote disclosures, however there were no amounts reclassified out of accumulated other comprehensive income in any period presented.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This amendment clarifies the guidance on the presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. We do not believe the adoption of this update will have a material impact to our consolidated financial position, results of operations, or cash flows.

Contractual Obligations and Commitments

Except as set forth in Note 5 and Note 6, to our Condensed Consolidated Financial Statements there were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the year ended December 31, 2012.

Our primary contractual obligations are from our operating leases, credit facility and other contractual commitments. See Note 5 - Credit Facility and Note 6 - Commitments and Contingencies, to our Condensed Consolidated Financial Statements for a discussion of our credit facility, lease commitments and other contractual commitments.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro, British Pound Sterling, and Australian dollar. Revenue generated from our international customers was 14.7% and 13.0% during the three months ended September 30, 2013 and 2012, respectively, and 14.4% and 12.3% during the nine months ended September 30, 2013 and 2012, respectively. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect our revenue and other operating results as expressed in U.S. dollars.

We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We recognize foreign currency gains (losses) from time to time, but such gains (losses) were in immaterial amounts during each of the three and nine months ended September 30, 2013 and 2012.

Interest Rate Sensitivity

We have a credit facility with outstanding equipment advances of approximately $3.6 million and $7.8 million as of December 31, 2012 and September 30, 2013, respectively. The interest rate associated with this facility is the greater of 4% or three quarters of a percentage point above the prime rate. A one percent increase in the prime rate would not have an impact on our operating results as the greater of the two rates is 4%, and we would still pay interest of 4%. A 10% increase or decrease in interest rates would not result in a material change in either our obligations under this facility or in the returns on our cash and cash equivalents.

Inflation Risk

We do not believe that inflation has had a material effect on our business. However, if our costs, in particular personnel, sales and marketing and infrastructure costs, were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, operating results and financial condition.

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

On May 17, 2013, iHance, Inc. filed a complaint against us in the United States District Court for the Northern District of California, alleging that a salesperson email tracking feature in our Marketo Sales Insight application infringed upon certain of iHance’s patents. On July 29, 2013, we filed an answer to the complaint, denying iHance’s infringement allegations and asserting a counterclaim for a declaratory judgment of noninfringement and invalidity. Regardless of the outcome of the matter, we may incur significant legal fees defending the action until it is resolved. There is a reasonable possibility that a loss may be incurred, however, an estimate of the loss or potential range of loss, if any, associated with the litigation cannot be made as of the filing date of this quarterly report. We intend to vigorously defend this matter.

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

We generated net losses of $11.8 million, $22.6 million and $34.4 million in 2010, 2011 and 2012, and $31.9 million for the nine months ended September 30, 2013, respectively. As of September 30, 2013, we had an accumulated deficit of $114.1 million. We will need to generate and sustain increased revenue levels in future periods in order to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our marketing and sales operations, develop and enhance our marketing software, meet the increased compliance requirements associated with our transition to and operation as a public company, upgrade our data center infrastructure and services capabilities and expand into new markets. Historically, we also have experienced negative gross margins on our professional services, which are expected to continue to be negative. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

Our customers have no obligation to renew their subscriptions for our solutions after the expiration of their subscription period, which is typically one year, but ranges from one quarter to three years. In addition, our customers may renew for lower subscription amounts or for shorter contract lengths. We may not accurately predict renewal rates for our customers. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer usage, pricing changes, number of applications used by our customers, customer satisfaction with our service, the acquisition of our customers by other companies and deteriorating general economic conditions. If our customers do not renew their subscriptions for our solutions or decrease the amount they spend with us, our revenue will decline and our business will suffer.

If we are unable to maintain a good relationship with salesforce.com and develop and grow our relationships with other platform providers, our business will suffer.

As of September 30, 2013, a significant percentage of our customers continued to integrate our solutions with certain capabilities of salesforce.com using publicly available application programming interfaces (APIs). In general, we rely on the fact that salesforce.com continues to allow us access to its APIs to enable these customer integrations. To date, we have not relied on a long-term written contract to govern our relationship with salesforce.com. Instead, we are subject to the standard terms and conditions for application developers of salesforce.com, which govern the distribution, operation and fees of applications on the salesforce.com platform, and which are subject to change by salesforce.com from time to time. While we expect the majority of our revenue to come from customers who also use the salesforce.com platform in the near term, we also integrate our solutions with other platform providers, including Microsoft, NetSuite, Oracle, SAP and SugarCRM. Any deterioration in our relationship with any platform provider would harm our business and adversely affect our operating results.

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

In addition, we have benefited from these platform providers’ brand recognition, reputations and customer bases. Any losses or shifts in the market position of these platform providers in general, in relation to one another or to new competitors or new technologies could lead to losses in our relationships or customers, or our need to identify or transition to alternative channels for marketing our solutions. These factors could consume substantial resources and may not be effective. Any such changes in the future could negatively impact our ability to reach our prospective customers, which would harm our business.

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

We face intense competition from other software companies that develop marketing software and from marketing services companies that provide interactive marketing services. Competition could significantly impede our ability to sell our marketing solutions on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products less competitive, unmarketable or obsolete. In addition, if these competitors develop products with similar or superior functionality to our solutions, we may need to decrease the prices for our solutions in order to remain competitive. If we are unable to maintain our current pricing due to competitive pressures, our margins will be reduced and our operating results will be negatively affected.

Our competitors offer various solutions that compete with us. Some of these competitors include:

•                  cloud-based marketing automation providers such as Act-On, Eloqua (a division of Oracle), Pardot (acquired by ExactTarget in October 2012), ExactTarget (acquired by salesforce.com in July 2013) and HubSpot;

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

In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, Oracle acquired our competitor Eloqua in late 2012, ExactTarget acquired our competitor Pardot in 2012, and salesforce.com subsequently acquired ExactTarget in July 2013. Other companies such as Adobe and IBM, in addition to salesforce.com, have also recently acquired companies in the marketing automation and/or social marketing and related spaces. These acquisitions have resulted in fewer but larger companies with whom we compete for customers. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distribution and technology partners or other parties with whom we have relationships, thereby limiting our ability to promote and implement our solutions. We may not be able to compete successfully against current or future competitors, and competitive pressures may harm our business, operating results and financial condition.

Our recent rapid growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to manage our growth effectively.

From 2010 to 2012, our revenue grew from $14.0 million to $58.4 million. For the nine months ended September 30, 2013, our revenue grew to $67.7 million from $41.6 million during the nine months ended September 30, 2012. We expect that, in the future, as our revenue increases to higher levels, our revenue growth rate will decline. We believe growth of our revenue depends on a number of factors, including our ability to:

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

In addition, our historical rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have also experienced significant growth in database size, the number of users and transactions and the amount of data that our hosting infrastructure supports. As we continue to grow, we will likely open new offices in the United States and internationally, and hire additional personnel for those offices. Finally, our organizational structure is becoming more complex as we add additional staff, and we will need to improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to customer success that has been central to our growth so far.

If our or our customers’ security measures are compromised or unauthorized access to customer data is otherwise obtained, our marketing software may be perceived as not being secure, customers may curtail or cease their use of our solutions, our reputation may be harmed, and we may incur significant liabilities.

Our operations involve the storage and transmission of customer data, including personally identifiable information, and security incidents could result in unauthorized access to, loss of or unauthorized disclosure of this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our business. Cyber attacks and other malicious Internet-based activity continue to increase generally, and cloud-based platform providers of marketing services have been targeted. If our security measures are compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liability. In addition, if the security measures of our customers are compromised, even without any actual compromise of our own systems, we may face negative publicity or reputational harm if our customers or anyone else incorrectly attributes the blame for such security breaches on us or our systems. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers’ data.

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

We designed our system infrastructure and procure and own or lease the computer hardware used for our services. Design and mechanical errors, spikes in usage volume and failure to follow operations protocols and procedures could cause our systems to fail, resulting in interruptions in our solutions. Any interruptions or delays in our service, whether as a result of third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with customers and cause our revenue to decrease and/or our expenses to increase. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors, in turn, could further reduce our revenue, subject us to liability and cause us to issue credits or cause customers not to renew their subscriptions, any of which could materially adversely affect our business.

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

Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance, and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described in this report, factors that may affect our quarterly operating results include the following:

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

We may not be able to accurately forecast the amount and mix of future subscriptions, revenue and expenses, and, as a result, our operating results may fall below our estimates or the expectations of public market analysts and investors. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide, the price of our common stock could decline.

We may not be able to scale our business quickly enough to meet our customers’ growing needs, and if we are not able to grow efficiently, our operating results could be harmed.

As usage of our marketing software grows and as customers use our solutions for more advanced relationship marketing programs, we will need to devote additional resources to improving our application architecture, integrating with third-party systems, and maintaining infrastructure performance. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base, particularly as our customer demographics expand over time. Any failure of or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues could reduce the attractiveness of our marketing software to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, the issuance of service credits, or requested refunds, which could impede our revenue growth and harm our reputation. Even if we are able to upgrade our systems and expand our staff, any such expansion will be expensive and complex, requiring management time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely affect our financial results.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customer needs or requirements, our marketing software may become less competitive.

Our future success depends on our ability to adapt and innovate our marketing software. To attract new customers and increase revenue from existing customers, we need to continually enhance and improve our offerings to meet customer needs at prices that our customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, which will increase our research and development costs. If we are unable to develop new solutions that address our customers’ needs, or to enhance and improve our solutions in a timely manner, we may not be able to achieve or maintain adequate market acceptance of our solutions. Our ability to grow is also subject to the risk of future disruptive technologies. Access and use of our marketing software is provided via the cloud, which, itself, was disruptive to the previous enterprise software model. If new technologies emerge that are able to deliver marketing software and related applications at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely affect our ability to compete.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In 2010, 2011 and 2012, and the nine months ended September 30, 2013, revenue generated outside of the United States was 10.6%, 10.7% , 12.8% and 14.4%, respectively, of our total revenue. We currently have international offices outside of North America in Europe and Australia, which focus primarily on selling and implementing our solutions in those regions. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

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

We have historically experienced seasonal variations in our signing of customer contracts and renewals. We sign a significantly higher percentage of agreements with new customers as well as renewal agreements with existing customers in the fourth quarter of each year as compared to any of the prior quarters. The first quarter is typically the slowest in this regard. We expect this seasonality to continue in the future, which may cause fluctuations in certain of our operating results and financial metrics, and thus limit our ability to predict future results. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, because we recognize subscription revenue over the term of the contract, which is typically one year, but ranges from one quarter to three years. As a result, a slowdown in our ability to enter into customer agreements may not be apparent in our revenue for the quarter, as the revenue recognized in any quarter is primarily from customer agreements entered into in prior quarters. Historical patterns should not be considered indicative of our future sales activity or performance.

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

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual and proprietary rights. Companies in the software industry, including in marketing software, are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Many of our competitors and other industry participants have been issued patents and/or have filed patent applications and may assert patent or other intellectual property rights within the industry. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls”, have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters or notices or may be the subject of claims that our solutions and underlying technology infringe or violate the intellectual property rights of others. For example, as described further under Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements on May 17, 2013, iHance, Inc. filed a complaint against us alleging that a salesperson email tracking feature in our Marketo Sales Insight application infringed upon certain of iHance’s patents. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand, and cause us to incur significant expenses. Our technologies may not be able to withstand any third-party claims or rights against their use. Claims of intellectual property infringement might require us to redesign our application, delay releases, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our solutions. If we cannot or do not license the infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and operating results could be adversely impacted. Additionally, our customers may not purchase our marketing software if they are concerned that they may infringe third-party intellectual property rights. The occurrence of any of these events may have a material adverse effect on our business.

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

The investment of our cash, cash equivalents and investments in money market funds are subject to risks which may cause losses and affect the liquidity of these investments.

Our investments include various money market funds which invest in securities such as United States Treasury securities, United States government agency securities, bank certificates of deposit and commercial paper. Weakened financial markets have at times adversely impacted the general credit, liquidity, market prices and interest rates for these and other types of debt securities. Additionally, changes in monetary policy by the Federal Open Market Committee and concerns about the rising United States government debt level may cause a decrease in the purchasing power of the United States dollar and adversely affect our investment portfolio. Furthermore, if there is a default or downgrade of U.S. government or agency debt securities, our investment portfolio may be adversely impacted, requiring impairment charges that could adversely affect our liquidity, financial position, results of operations or cash flows. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, liquidity, results of operations or cash flows.

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

•                  failure of securities analysts to initiate or maintain coverage of us, changes in ratings and financial estimates and the publication of other news by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

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

If securities or industry analysts do not continue to publish research or publish incorrect or unfavorable research about our business, our stock price and trading volume could decline.

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

Our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned approximately 56.6% of our common stock outstanding as of September 30, 2013. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders, including those who purchase shares in this offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

The market price for our common stock could decline as a result of the sale of substantial amounts of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. Based on shares outstanding as of September 30, 2013, we have outstanding approximately 38.0 million shares of common stock, approximately 5.2 million of which are subject to lock up agreements entered into in connection with our initial public offering and will become available for sale on the public market on or after November 13, 2013.  In addition, stockholders selling shares in the follow-on offering have agreed to extend the sale restrictions for an additional period, with such restrictions lapsing on December 11, 2013. Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC may permit our officers, directors, employees and current stockholders to sell shares prior to the expiration of the lock-up agreements.

Holders of an aggregate of 20,505,657 shares of our common stock as of September 30, 2013, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

In addition, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

If a substantial number of shares are sold, or if it is perceived that they will be sold, in the public market, before or after the expiration of the contractual lock-up period, the trading price of our common stock could decline substantially.

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

•                  provide for a classified board of directors whose members serve staggered three-year terms;

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

b) Use of Proceeds from Public Offering of Common Stock

On September 13, 2013, we closed our follow-on public offering of 6,000,000 shares of common stock, which included 662,498 shares of common stock sold by us and 5,337,502 shares of common stock sold by selling stockholders. The public offering price of the shares sold in the follow-on offering was $35.50 per share. We received aggregate proceeds of approximately $22.5 million from the follow-on offering, net of underwriters’ discounts and commissions applicable to the sale of shares sold by us of $1.0 million, but before the deduction of offering costs of approximately $0.7 million. We did not receive any proceeds from the sale of shares by the selling stockholders.  The offer and sale of all of the shares in the follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-190903). Goldman, Sachs & Co., Credit Suisse, Canaccord Genuity, Wells Fargo Securities, JMP Securities and Raymond James acted as the underwriters. There has been no material change in the planned use of proceeds from either our IPO or follow-on offering as described in each final prospectus filed with the SEC on May 17, 2013 and September 13, 2013 pursuant to Rule 424(b), respectively. We invested the funds received in registered money market funds.

Item 3.                    Default Upon Senior Securities

None.

Item 4.                    Mine Safety Disclosures

None.

Item 5.                    Other Information

None.

Item 6.                    Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT

INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Certificate of Incorporation of the Company filed May 22, 2013.	10-Q	3.1	August 9, 2013
3.2	Bylaws of the Company dated May 22, 2013.	10-Q	3.2	August 9, 2013
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101

The following materials from the Marketo, Inc. Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i)the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

		Furnished herewith

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

Marketo, Inc.

Date: November 8, 2013	By:	/s/ Frederick A. Ball

Frederick A. Ball

Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)