Form 10-K
period 2013-12-31
Marketo, Inc.
filed 2014-03-03
CIK 1490660

Use these links to rapidly review the document
MARKETO, INC. Table of Contents
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-35909

MARKETO, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-2558241 (I.R.S. Employer Identification No.)

901 Mariners Island Boulevard
San Mateo, California 94404
(Address of principal executive offices)

(650) 376-2300
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	Nasdaq Stock Market LLC (Nasdaq Global Select Market)

          Securities registered pursuant to Section 12(g) of the Act: None.

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☒

          Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐    NO ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

          The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, as reported on the NASDAQ, was approximately $258.1 million. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

          On February 27, 2014, the registrant had 40,208,473 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

MARKETO, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in, but not limited to, the sections titled "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements include all statements that are not historical facts and can be identified by terms such as "anticipates," "believes," "could," "seeks," "estimates," "expects," "intends," "may," "plans," "potential," "predicts", "projects," "should," "will," "would" or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:

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

  •
  the impact of any failure to anticipate and adapt to future changes in our industry;

  •
  the impact of seasonality on our business;

  •
  our ability to hire and retain necessary qualified employees to expand and scale our operations;

  •
  the impact of any failure of our solutions or solution innovations;

  •
  our reliance on our third-party service providers;

  •
  the evolution of technology affecting our products, services and markets;

  •
  our ability to adequately protect our intellectual property;

  •
  our ability to integrate businesses that we have or may acquire;

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

  •
  the estimates and estimate methodologies used in preparing our consolidated financial statements; and

  •
  the future trading prices of our common stock and the impact of securities analysts' reports on these prices.

        Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the section entitled "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management's beliefs and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect.

        Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward looking statements, even if new information becomes available in the future.

PART I

Item 1.    Business

Overview

        We are the provider of a leading cloud-based marketing software platform that enables organizations to engage in modern relationship marketing. Our software platform is designed to enable the effective execution, management and analytical measurement of marketing activities, helping organizations to acquire new customers more efficiently, build stronger relationships with existing customers, improve sales effectiveness and drive faster revenue growth. On our platform, we deliver an easy-to-use, integrated suite of advanced applications, which today include Marketing Automation, Social Marketing, Sales Insight, Revenue Analytics, Marketing Management, and Real-time Personalization. To enable our customers to obtain maximum value from our platform, we have created an ecosystem of third-party applications, as well as a network of resources to foster marketing thought leadership, sharing and collaboration among our users. Furthermore, we provide our customers with expert professional services, delivered by marketers, for marketers, to enable rapid time to value through effective implementation and usage of our solutions.

        We designed our platform to be valuable across large enterprises and Small and Medium Businesses (SMBs) that sell to both businesses and consumers in virtually any industry. We market and sell our products directly and through a growing network of distribution partners. Our client base is diverse, with 3,001 customers as of December 31, 2013 across a wide range of industries including business services, consumer, financial services, healthcare, manufacturing, media, technology and telecommunications. Representative customers include one or more divisions of the following companies: Capgemini, CenturyLink, Citrix, Gannett, General Electric, Medtronic, Moody's, Panasonic, Symantec and Sony. Except for a single customer in 2011 who was slightly over 1%, no single customer represented more than 1% of subscription and support revenue in 2013, 2012 or 2011. During the year ended December 31, 2013, our 20 largest customers accounted for less than 10% of our total revenue.

        We provide our solutions on a subscription basis and generated revenue of $95.9 million, $58.4 million and $32.4 million in 2013, 2012 and 2011, respectively, representing year-over-year increases of 64% and 80%, respectively. We had net losses of $47.4 million, $34.4 million and $22.6 million in 2013, 2012 and 2011, respectively, due to increased investments in our growth. As of December 31, 2013, we had an accumulated deficit of $129.6 million.

        We were incorporated in the state of California on January 20, 2006. The Company was reincorporated in the state of Delaware in 2010. The Company operates from its headquarters in San Mateo, California and has operating subsidiaries in Ireland, Australia, Israel and Japan. Additional information about us is available on our website at http://www.marketo.com. The information on our website is not incorporated herein by reference and is not a part of this Annual Report on Form 10-K.

Our Solution

        Our leading cloud-based marketing software platform is purpose-built to enable organizations ranging from SMBs to the world's largest enterprises to engage in modern relationship marketing. Our platform enables the effective execution, management and analytical measurement of online, social media and offline marketing activities and customer interactions in today's data-centric, multi-channel business environment. We deliver an integrated suite of advanced applications built upon our software platform, which today include Marketing Automation, Social Marketing, Sales Insight, Revenue Analytics, Marketing Management, and Real-time Personalization.

        Many of the strategies and business processes that our solution supports are new and rapidly evolving, and there is relatively little accumulated experience in many of our prospective customers about how best to take advantage of modern relationship marketing. We therefore complement our software products with an extensive network of resources to assist our customers with the strategic and practical use of our products. Among these resources are expert consulting services, peer-to-peer discussion communities, a library of pre-built marketing programs and templates, rich content on marketing best practices and an integrated ecosystem of partner products. We collectively refer to this extended set of resources as the Marketing Nation.

Our Products

        We design, build, and market a suite of integrated applications to broadly address the needs of modern marketing professionals. Our customers use these applications individually and in combination to streamline and automate marketing processes; develop, retain and extend customer relationships; and measure the positive impact on revenue of marketing programs. These applications are built upon a common software platform and database system of record, which also supports an ecosystem of complementary partner applications that we call LaunchPoint. Our platform and suite of applications is hosted and delivered over the web using a cloud-based, or Software as a Service (SaaS), model, and is built using a modern multi-tenant architecture.

        We have built a suite of applications that run on our platform. There are currently six applications, with the following core capabilities and features:

  •
  Marketing Automation provides a complete set of capabilities for marketers to create, automate, and track personalized multi-channel marketing campaigns and sophisticated relationship-marketing workflows. It includes functionality for marketers to finely segment their prospect and customer database based on collected demographic and behavioral data; generate custom web pages without programming; send batch and individual personalized marketing messages over email, SMS text, and other channels; streamline the entire process of running online (e.g., webinar) and offline (e.g., trade show) marketing events; and to execute multi-step lead nurturing and relationship-marketing campaigns that can run over days, weeks, or months.

  •
  Social Marketing enables marketers to run dedicated social media marketing campaigns, as well as to augment traditional marketing campaigns with a social marketing aspect in order to amplify marketing messages across leading social networks. Our solution lets marketers add intelligent social sharing buttons to existing web content and videos; publish new Facebook pages with the touch of a button; build social engagement applications such as polls, sweepstakes, and referral offers to engage their audience and promote social cross-posting; and augment existing customer and prospect information with social profiles and sharing behavior.

  •
  Sales Insight enables customers to improve the effectiveness of their salespeople with an automated "Best Bets" view that highlights the best leads and opportunities; easy-to-read lead scoring that identifies both lead quality and urgency; online behavior tracking with "Interesting Moments" which highlight key activities that indicate buying interest; and the ability for salespeople to turn insight into action by sending tracked emails or entire campaigns directly within the customer relationship management (CRM) system, Microsoft Outlook and/or Google Gmail. Sold on a per-seat basis, we offer this application to customers utilizing Microsoft Dynamics CRM or salesforce.com as their CRM system.

  •
  Revenue Analytics takes advantage of our database system of record and time-series analytics engine to help organizations answer sophisticated questions about their revenue performance over time. This application enables organizations to prove—and improve—the impact that marketing has on every stage of the revenue process, from the "top of the funnel" as new prospects are acquired, to selling to new customers, to maximizing customer lifetime value. Revenue Analytics provides multiple ways to help companies understand the correlation between marketing programs and revenue outcomes, and includes: a library of operational reports detailing email and landing page performance, web activity, and lead performance; intuitive analyzers that show the influence of marketing on individual customer outcomes; analytics that compute and illustrate the impact, effectiveness and return on investment of marketing programs individually and in aggregate; and an ad-hoc report builder for completely customized reports and dashboards.

  •
  Marketing Management addresses the needs of marketing operations. The first product in this family, Marketo Financial Management, helps marketing and finance teams plan and manage marketing budgets and spending. We built Marketo Financial Management in collaboration with one of our partners, from whom we license certain technology components that are incorporated into this product.

  •
  Real-time Personalization is our newest application, enabling marketers to personalize web and mobile interactions with customers based on company, industry, location and visit history. Built on machine learning and big data analytics the solution automatically displays the most compelling content for an individual to drive deeper engagement and better account targeting. This integrated solution allows marketers to create unified, 'listen and respond' conversations that cultivate richer customer relationships coordinated across both inbound and outbound channels at scale.

        We strive to achieve tight integration among all of our applications, so that when our customers purchase and deploy more than one, they operate as a single extended application. In particular, this means they share a common user interface and one underlying database system of record, and that the combination of applications yields synergy that would not be practical or possible with multiple independent tools. For example, a social media interaction tracked by the Social Marketing application can be used by the Marketing Automation application to initiate a workflow that sends a series of personalized emails and creates a task for a salesperson in the integrated CRM system. Similarly, the segmentation logic created for a campaign executed by the Marketing Automation application can be re-used to search for valuable insights in the Revenue Analytics application.

        We have introduced a new integrated application approximately once every eighteen months over the history of the company, and we intend to continue this pace of innovation in the future.

Packaging for Markets

        We market and sell to both large global enterprises, which we currently define as businesses with 1,500 or more employees, and SMBs, which we currently define as businesses with fewer than 1,500 employees. Our core platform and suite of integrated applications are common across all of the market segments we serve. However, we package and market our products in different configurations, and we selectively enable or disable specific product capabilities based on how we evaluate the requirements and competitive dynamics of each market segment.

        Many global enterprise customers have highly sophisticated procurement processes and typically select software using detailed feature-by-feature evaluations. Moreover, many enterprise customers have distributed teams, international language requirements, and the need for high capacity and scale. To respond to these enterprise requirements, we package and price our products for this segment on an individual-application basis. Customers can select one, two or more of our applications as part of an initial purchase, and can add additional applications later as their needs evolve. In addition, our platform and applications as packaged for enterprise customers includes specialized and valuable features for supporting distributed teams, and to meet large scale needs. We currently package and sell our enterprise applications as:

  •
  Marketo Lead Management includes the core Marketo platform, plus all of the Marketing Automation capabilities available on the platform.

  •
  Marketo Social Marketing enables dedicated social media campaigns such as referrals, sweepstakes, and other customer engagement campaigns, and also includes features to add social marketing extensions to traditional marketing campaigns.

  •
  Marketo Sales Insight provides valuable insights to salespeople about their customers and prospects.

  •
  Marketo Revenue Cycle Analytics is a suite of analytic tools, analyzers, and ad hoc reporting capabilities taking advantage of our time-series analytics engine.

  •
  Marketo Marketing Management addresses the needs of marketing operations. The first product in this family, Marketo Financial Management, helps marketing and finance teams plan and manage marketing budgets and spending. We built Marketo Financial Management in collaboration with one of our partners, from whom we license certain technology components that are incorporated into this product.

  •
  Marketo Real-time Personalization enables marketers to personalize web and mobile interactions with customers based on company, industry, location and visit history.

        We believe that SMBs value simplicity in their evaluation and purchasing processes. For this market segment, we package and price our products in simple, complete editions. Each edition combines our platform with selected features and functions from each of our application categories to suit the varied needs of smaller businesses. SMBs purchase one of three editions:

  •
  Spark Edition is optimized for small businesses and first-time marketing automation users. Spark Edition provides complete email marketing functionality, plus CRM integration and relationship marketing campaigns, and includes entry-level lead nurturing, scoring, landing pages, social campaigns, event management, and reporting.

  •
  Standard Edition includes all Spark Edition features, with additional features including more advanced lead scoring and CRM integration, dynamic content in emails and landing pages, A/B testing, social engagement applications, and revenue analysis dashboards.

  •
  Select Edition is built for companies with more sophisticated marketing requirements. It includes all Standard Edition features along with additional features including time-series revenue analytics; more sophisticated social promotion tools; and permission-based access controls to support extended teams.

        We often see businesses, especially in various consumer verticals, which are using basic email capabilities from an email service provider. For these companies, we package and price an edition that provides email marketers with an easy transition from traditional email marketing to automated email campaigns. We have one edition for this segment:

  •
  Dialog Edition is designed to help consumer businesses move beyond point-in-time email blasts to automated, individual, behavior-based conversations that drive customer engagement. It also provides functionality to go beyond email and unify campaigns across email, mobile, social, and the web.

Customers

        Our client base is diverse with customers across a wide range of industries including business services, consumer, financial services, healthcare, manufacturing, media, technology and telecommunications. Except for a single customer in 2011 who was slightly over 1%, no single customer represented more than 1% of subscription and support revenue in 2013, 2012 or 2011. Geographically, the United States continues to represent our primary market, with international sales representing

14.5%, 12.8% and 10.7% of our total revenues in 2013, 2012 and 2011, respectively. As of December 31, 2013, we had 3,001 customers.

Sales and Marketing

        We sell subscriptions to our cloud-based software and services primarily through our direct sales force, whose primary sales operations are in San Mateo, California, Dublin, Ireland and Sydney, Australia. Our direct sales force is also responsible for selling to existing customers, who may renew their subscriptions, increase the usage of our products over time, add new products from our solution suite, and expand the deployment of our solutions across their organizations. In addition, we have an indirect sales organization which sells to distributors, agencies, resellers, and OEMs who in turn resell our solution to their end customers, or who use our solution to provide a variety of managed services offerings to their customers.

        Our marketing activities are designed to build broad brand awareness, generate thought leadership and create demand and leads for our sales organizations within our target markets. Our marketing programs target influencers and decision-makers participating in a buying cycle, including the chief marketing officer, the chief information officer, the chief financial officer, the functional heads of marketing and other key technology managers. Additionally, we conduct marketing programs to engage with industry analysts, consulting firms, marketing service providers, marketing agencies, business and trade press, and other industry pundits who exert considerable influence in our market.

Research and Development

        We devote a substantial portion of our resources to developing new solutions and enhancing existing solutions, conducting quality assurance testing and improving our core technology. We continually enhance our existing software platform and develop new applications to meet our customers' evolving relationship marketing needs.

        Our staff monitors and tests our software on a regular basis, and maintains regular release processes to refine and update our solutions. We typically deploy new releases and updates ten or more times per year.

        Our research and development expenses were $23.3 million, $18.8 million and $10.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Technology Infrastructure and Operations

        We have designed our technology infrastructure to provide a highly available and secure multi-tenant cloud-based platform for marketing solutions. We utilize leading hardware and software components and modern systems architecture, which enable us to incrementally increase computing capacity as our customer base grows and adoption of our solution increases. Our solutions use a single code base for all customers and are globally available via standard web browsers. Our multi-tenancy model uses a common data model for all customers but provides data isolation with separate tables and schemas for each customer.

        We host our solutions at several facilities in the United States and the European Union. Each data center provides physical security including staffed security 24 hours per day, seven days a week, biometric access controls, and redundant power, environmental controls and Internet connection points. We continuously monitor our services for availability, performance and security.

        In 2012, to improve the responsiveness and cost efficiency of our data center operations, we began an effort to transition from a managed hosting service provider to co-location data center facilities for which we began purchasing and managing our own computer equipment and systems. We began to serve customers with our first wholly self-managed data center in the third quarter of 2012, and completed this long term program to migrate our customers to our self-managed data centers during the fourth quarter of 2013.

Competition

        The market for cloud-based marketing software and related solutions is new and evolving, highly competitive and significantly fragmented. We face intense competition from other software companies that develop marketing software. Some of these competitors include:

  •
  cloud-based based marketing automation providers such as Act-On, Eloqua (acquired by Oracle in late 2012), ExactTarget (acquired by salesforce.com in July 2013) and HubSpot;

  •
  traditional database marketing software vendors such as Aprimo (a division of Teradata), SAS Institute and Unica (a division of IBM);

  •
  email marketing software vendors, such as Responsys (acquired by Oracle in early 2014) and Silverpop; and

  •
  large-scale enterprise suites such as Oracle and SAP.

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

        If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, Oracle acquired our competitor Eloqua in late 2012, ExactTarget acquired our competitor Pardot in 2012 and salesforce.com subsequently acquired ExactTarget in July 2013. Other companies such as Adobe and IBM have also recently acquired companies in the marketing automation and/or social marketing and related spaces. These acquisitions have resulted in fewer but larger companies with whom we compete for customers.

        We also expect that new competitors, such as enterprise software vendors that have traditionally focused on enterprise resource planning or back office applications, will continue to enter the marketing software market with competing products, which could have an adverse effect on our business, operating results and financial condition. In addition, sales force automation and customer relationship management system vendors, such as Microsoft, NetSuite, Oracle, salesforce.com and SAP could acquire or develop solutions that compete with our offerings.

        We believe we compete effectively in terms of the most predominant competitive differentiators, which include ease of use, product features and fit for purpose, domain expertise and brand in relationship marketing, price of products and services, integration with third-party applications and data sources, pace of innovation and product roadmap, breadth and expertise of sales organization, strength of professional services organization and platform scalability, reliability and availability.

Seasonality

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Seasonality, Cyclicality and Quarterly Trends" for information regarding seasonality of our business.

Intellectual Property

        We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, confidentiality procedures and contractual restrictions to establish and protect our proprietary rights in our products and services. As of December 31, 2013, we had six pending U.S. patent applications. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.

        We registered "Marketo", the Marketo logo and certain other marks as trademarks in the United States and several other jurisdictions. We also have filed trademark applications for Marketing Nation, LaunchPoint and others in the United States and certain other jurisdictions, and will pursue additional trademark registrations to the extent we believe it would be beneficial and cost effective.

        We are the registered holder of a variety of domestic and international domain names that include "marketo.com" and similar variations.

        All of our employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property and assigning to us any ownership that they may claim in those works. In addition, we generally enter into confidentiality agreements with our employees, consultants, vendors and customers, and generally limit access to and distribution of our proprietary information.

        We expect that software and other solutions in our industry may be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Moreover, many of our competitors and other industry participants have been issued patents and/or have filed patent applications, and have asserted claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties, including certain of these leading companies, have asserted patent, copyright, trademark, trade secret and other intellectual property rights within the industry. Any of these third parties might make a claim of infringement against us at any time.

Employees

        As of December 31, 2013, we had 519 employees, including 99 in research and development, 215 in sales and marketing, 150 in operations, customer support and professional services, and 55 in general and administrative. As of December 31, 2013, we had 457 employees in the United States and 62 employees internationally. None of our employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.

Item 1A.    Risk Factors

        The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, cash flows and financial condition.

We have a history of losses and may not achieve consistent profitability in the future.

        We generated net losses of $47.4 million, $34.4 million and $22.6 million in 2013, 2012 and 2011, respectively. As of December 31, 2013, we had an accumulated deficit of $129.6 million. We will need to generate and sustain increased revenue levels in future periods in order to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our marketing and sales operations, develop and enhance our marketing software, meet the increased compliance requirements associated with our transition to and operation as a public company, upgrade our data center infrastructure and services capabilities and expand into new markets. Historically, we also have experienced negative gross margins on our professional services, which are expected to continue to be negative. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

        We face intense competition from other software companies that develop marketing software and from marketing services companies that provide interactive marketing services. Competition could adversely affect our ability to sell our marketing solutions on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products less competitive, unmarketable or obsolete. In addition, if these competitors develop products with similar or superior functionality to our solutions, we may need to decrease the prices for our solutions in order to remain competitive. If we are unable to maintain our current pricing due to competitive pressures, our margins will be reduced and our operating results will be negatively affected.

        Our competitors offer various solutions that compete with us. Some of these competitors include:

  •
  cloud-based marketing automation providers such as Act-On, Eloqua (acquired by Oracle in late 2012), ExactTarget (acquired by salesforce.com in July 2013) and HubSpot;

  •
  traditional database marketing software vendors such as Aprimo (a division of Teradata), SAS Institute and Unica (a division of IBM);

  •
  email marketing software vendors, such as Responsys (acquired by Oracle in early 2014) and Silverpop; and

  •
  large-scale enterprise suites such as Oracle and SAP.

        We also expect that new competitors, such as enterprise software vendors that have traditionally focused on enterprise resource planning or back office applications, will continue to enter the marketing software market with competing products, which could have an adverse effect on our business, operating results and financial condition. For example, due to the growing awareness of the importance of technology solutions to modern relationship marketing, we expect to face additional competition from new entrants to our markets. In addition to salesforce.com's acquisition of ExactTarget, other sales force automation and CRM system vendors, such as Microsoft, NetSuite, Oracle and SAP, could acquire or develop solutions that compete with our offerings. Some of these companies have acquired social media marketing and other marketing software providers to integrate with their broader offerings.

        Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, and be able to devote greater resources to the development, promotion, sale and support of their products and services, have more extensive customer bases and broader customer relationships than we have, and may have longer operating histories and greater name recognition than we have. As a result, these competitors may be better able to respond quickly to new technologies and to undertake more extensive marketing campaigns. In a few cases, these vendors may also be able to offer marketing software at little or no additional cost by bundling them with their existing suite of solutions. To the extent any of our competitors have existing relationships with potential customers for either marketing software or other solutions, those customers may be unwilling to purchase our solutions because of those existing relationships with that competitor. If we are unable to compete with such companies, the demand for our marketing software could substantially decline.

        In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, Oracle acquired our competitor Eloqua in late 2012 and ExactTarget acquired our competitor Pardot in 2012, and salesforce.com subsequently acquired ExactTarget in July 2013. Other companies such as Adobe and IBM have also recently acquired companies in the marketing automation and/or social marketing and related spaces. These acquisitions have resulted in fewer but larger companies with whom we compete for customers. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distribution and technology partners or other parties with whom we have relationships, thereby limiting our ability to promote and implement our solutions. We may not be able to compete successfully against current or future competitors, and competitive pressures may harm our business, operating results and financial condition.

If subscription renewal rates decrease, or we do not accurately predict subscription renewal rates, our future revenue and operating results may be harmed.

        Our customers have no obligation to renew their subscriptions for our solutions after the expiration of their subscription period, which is typically one year, but ranges from one quarter to three years. In addition, our customers may renew for lower subscription amounts or for shorter contract lengths. We may not accurately predict renewal rates for our customers. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer usage, pricing changes, number of applications used by our customers, customer satisfaction with our service, increased competition, the acquisition of our customers by other companies and deteriorating general economic conditions. If our customers do not renew their subscriptions for our solutions or decrease the amount they spend with us, our revenue will decline and our business will suffer.

If we are unable to maintain a good relationship with salesforce.com and develop and grow our relationships with other platform providers, our business will suffer.

        As of December 31, 2013, a significant percentage of our customers continued to integrate our solutions with certain capabilities of salesforce.com using publicly available application programming interfaces (APIs). In general, we rely on the fact that salesforce.com continues to allow us access to its APIs to enable these customer integrations. To date, we have not relied on a long-term written contract to govern our relationship with salesforce.com. Instead, we are subject to the standard terms and conditions for application developers of salesforce.com, which govern the distribution, operation and fees of applications on the salesforce.com platform, and which are subject to change by salesforce.com from time to time. While we expect the majority of our revenue to come from customers who also use the salesforce.com platform in the near term, we also integrate our solutions with other platform providers, including Microsoft, NetSuite, Oracle, SAP and SugarCRM. Any deterioration in our relationship with any platform provider would harm our business and adversely affect our operating results.

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

  •
  establishes more favorable relationships with one or more of our competitors, or acquires one or more of our competitors and offers competing services to us, such as may be the case with the acquisition of ExactTarget by salesforce.com in July 2013, of Eloqua by Oracle in late 2012; or

  •
  otherwise develops its own competitive offerings.

        In addition, we have benefited from these platform providers' brand recognition, reputations and customer bases. Any losses or shifts in the market position of these platform providers in general, in relation to one another or to new competitors or new technologies could lead to losses in our relationships or customers, or our need to identify or transition to alternative channels for marketing our solutions. These factors could consume substantial resources and may not be effective. Any such changes in the future could negatively impact our ability to reach our prospective customers, which would harm our business.

Our recent rapid growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to manage our growth effectively.

        From 2011 to 2013, our annual revenue grew from $32.4 million to $95.9 million. We expect that, in the future, as our revenue increases to higher levels, our revenue growth rate will decline. We believe growth of our revenue depends on a number of factors, including our ability to:

  •
  price our marketing software and services effectively so that we are able to attract and retain customers without compromising our profitability;

  •
  attract new customers, increase our existing customers' use of our services and provide our customers with excellent professional services and customer support;

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

  •
  professional services to support implementing our software for customers and ongoing customer support;

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

        In addition, our historical rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have also experienced significant growth in database size, the number of users and transactions and the amount of data that our hosting infrastructure supports. As we continue to grow, we will likely open new offices in the United States and internationally, and hire additional personnel for those offices. Finally, our organizational structure is becoming more complex as we integrate acquired companies as well as add additional staff. We will need to improve our operational, financial and management controls as well as our reporting systems and procedures as our operations become increasingly complex. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to customer success that has been central to our growth so far.

If our or our customers' security measures are compromised or unauthorized access to customer data is otherwise obtained, our marketing platform may be perceived as not being secure, customers may curtail or cease their use of our solutions, our reputation may be harmed, and we may incur significant liabilities.

        Our operations involve the storage and transmission of customer data, including personally identifiable information, and security incidents could result in unauthorized access to, loss of or unauthorized disclosure of this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our business. Cyber attacks and other malicious Internet-based activity continue to increase generally, and cloud-based platform providers of marketing services have been targeted. If our security measures are compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liability. In addition, if the security measures of our customers are compromised, even without any actual compromise of our own systems, we may face negative publicity or reputational harm if our customers or anyone else incorrectly attributes the blame for such security breaches on us or our systems. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers' data.

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

        We currently serve our customers from third-party data center hosting facilities located in California, Virginia and the United Kingdom. The continuous availability of our service depends on the operations of those facilities, on a variety of network service providers, on third-party vendors and on our own data center operations staff. In addition, we depend on our third-party facility providers' ability to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. If there are any lapses of service or damage to a facility or our computer equipment or systems, we could experience lengthy interruptions in our service as well as delays and additional expenses in arranging new facilities, services, computer equipment or system. Even with current and planned disaster recovery arrangements, which, to date, have not been tested in an actual crisis, our business could be harmed.

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

We may not be able to scale our business quickly enough to meet our customers' growing needs, and if we are not able to grow efficiently, our operating results could be harmed.

        As usage of our marketing software grows and as customers use our solutions for more advanced relationship marketing programs, we will need to devote additional resources to improving our application architecture, integrating with third-party systems, and maintaining infrastructure performance. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base, particularly as our customer demographics expand over time. Any failure of or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues could reduce the attractiveness of our marketing software to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, the issuance of service credits, or requested refunds, which could adversely affect our revenue growth and harm our reputation. Even if we are able to upgrade our systems and expand our staff, any such expansion will be expensive and complex, requiring management time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely affect our financial results.

If we are unable to further penetrate the business to consumer (B2C) market and additional vertical industries, our revenue may not grow and our operating results may be harmed.

        Currently, a significant majority of our revenue is derived from companies in the business to business (B2B) market and a significant portion are derived from customers in the technology industry. An important part of our strategy, however, is to further penetrate the B2C market and vertical industries outside of technology. We have less experience in this market and these industries, and expanding into them may require us to develop additional features for our products, expand our expertise in certain areas, and add sales and support personnel possessing familiarity with this market and the relevant vertical industries. In addition, B2C customers may have greater usage requirements during their peak selling seasons which could put pressure on our systems and infrastructure and require us to expand these systems and infrastructure to meet increased demand. As a result of these and other factors, our efforts to expand further into the B2C market and further into additional vertical industries may be expensive, may not succeed and may harm our revenue growth and operating results.

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

  •
  acquisition of new customers and increases of our existing customers' use of our services;

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

        Our future success depends on our ability to adapt and innovate our marketing software. To attract new customers and increase revenue from existing customers, we need to continually enhance and improve our offerings to meet customer needs at prices that our customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, which will increase our research and development costs. If we are unable to develop new solutions that address our customers' needs, or to enhance and improve our solutions in a timely manner, we may not be able to achieve or maintain adequate market acceptance of our solutions. Our ability to grow is also subject to the risk of future disruptive technologies. Access and use of our marketing software is provided via the cloud, which, itself, was disruptive to the previous enterprise software model. If new technologies emerge that are able to deliver marketing software and related applications at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely affect our ability to compete.

Because we recognize revenue from subscriptions over the term of the relevant contract, downturns or upturns in sales are not immediately reflected in full in our operating results.

        As a subscription-based business, we recognize revenue over the term of each of our contracts, which is typically one year, but range from one quarter to three years. As a result, much of the revenue we report each quarter results from contracts entered into during previous quarters. Consequently, a shortfall in demand for our solutions and professional services or a decline in new or renewed contracts in any one quarter may not significantly reduce our revenue for that quarter but could negatively affect our revenue in the future. Accordingly, the effect of significant downturns in new sales or renewals of our marketing software will not be reflected in full in our operating results until future periods. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable term of the contracts.

Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.

        A component of our growth strategy involves the further expansion of our operations and customer base internationally. In 2013, 2012 and 2011 revenue generated outside of the United States was 14.5%, 12.8% and 10.7%, respectively, of our total revenue. We currently have international offices outside of North America in Europe and Australia, which focus primarily on selling and implementing our solutions in those regions and an office in Israel which focuses primarily on research and development. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

  •
  changes in a specific country's or region's political or economic conditions;

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

  •
  political instability, international conflict or terrorist activities;

  •
  exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act and similar laws and regulations in other jurisdictions; and

  •
  adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

        We opened our first international office in 2011, and our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer.

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

        We intend to selectively acquire businesses and technologies as we did with the acquisition of Insightera in December 2013 and Crowd Factory in April 2012. We plan to evaluate opportunities that will strengthen and expand the functionality of our platform and provide access to new customers or markets. Acquisitions we make may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not the acquisition purchases are completed. In addition, we have limited experience in acquiring other businesses, having acquired only two companies since our inception. If we acquire additional businesses, we may not be able to integrate successfully the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target. Acquisitions could also result in dilutive issuances of equity securities, such as shares of common stock that we issued as a portion of the consideration for Insightera, or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations or if we are unable to successfully integrate it, our operating results, business and financial condition may suffer.

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

        Because our recent growth has resulted in the rapid expansion of our business, we do not have a long history upon which to base forecasts of future revenue. In addition, for our enterprise customers, the lengthy sales cycle for the evaluation and implementation of our solutions, which typically extends for several months, may also cause us to experience a delay between increasing operating expenses for such sales efforts, and, upon successful sales, the generation of corresponding revenue. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors. As a result, our operating results in future reporting periods may be significantly below the expectations of the public market, equity research analysts or investors, which could harm the price of our common stock.

We rely on our management team and other key employees, and the loss of one or more key employees could harm our business.

        Our success and future growth depend upon the continued services of our management team, including Phillip M. Fernandez, our President and Chief Executive Officer, and other key employees in the areas of research and development, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our solutions. We may terminate any employee's employment at any time, with or without cause, and any employee may resign at any time, with or without cause. In addition, our executive officers and certain other management-level employees benefit from management retention agreements and/or a change in control acceleration policy in which an involuntary termination by us without cause or a voluntary termination by the employee for good reason, as such terms are defined in the agreements and policy, in connection with or one year after a change of control transaction, will result in either severance pay or acceleration of equity vesting for the individual, which would increase the cost to us of any such departure. We do not maintain key man life insurance on any of our employees. The loss of one or more of our key employees could harm our business.

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

        Our customers rely in part on email to communicate with their existing or prospective customers. Various private entities, such as commercial email, antivirus and network security providers, attempt to regulate the use of email for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain email solicitations that comply with current legal requirements as spam. Some of these entities maintain "blacklists" of companies and individuals, and the websites, Internet service providers and Internet protocol addresses associated with those entities or individuals that do not adhere to those standards of conduct or practices for commercial email solicitations that the blacklisting entity believes are appropriate. If a company's Internet protocol addresses are listed by a blacklisting entity, emails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity's service or purchases its blacklist. Any of the foregoing restrictions or limitation on emails or internet addresses impacting our customers could lead to diminishing effectiveness of our marketing software solutions, and, in turn, result in service problems and ultimately a reduction in renewals or loss of customers for us.

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

If we fail to offer high-quality education and customer support, our business and reputation may suffer.

        High-quality education and customer support is important for the successful marketing and sale of our solution and for the renewal of existing customers. Providing this education and support requires that our customer support personnel have specific marketing domain knowledge and expertise, making it more difficult for us to hire qualified personnel and to scale up our support operations due to the extensive training required. The importance of high-quality customer support will increase as we expand our business and pursue new customers. If we do not help our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell additional functionality and services to existing customers may suffer and our reputation with existing or potential customers may be harmed.

Future product development is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts, we may not be able to compete effectively and our business and operating results may be harmed.

        In order to remain competitive, we must continue to develop new product offerings, applications and enhancements to our existing cloud-based marketing software. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop solutions internally due to certain constraints, such as high employee turnover, lack of management ability or a lack of other research and development resources, we may miss market opportunities. Further, many of our competitors expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors' research and development programs. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors could materially adversely affect our business.

Shifts over time in the mix of sizes or types of organizations that purchase our solutions or changes in the components of our solutions purchased by our customers could negatively affect our operating results.

        Our strategy is to sell our marketing software to organizations of broadly different sizes, from SMBs to large enterprises. Our gross margins can vary depending on numerous factors related to the implementation and use of our marketing software, including the sophistication and intensity of our customers' use of our solutions and the level of professional services and support required by a customer. For example, our enterprise customers typically require more professional services and because our professional services offerings typically have a higher cost of revenue than subscriptions to our solutions, any increase in sales of professional services would have an adverse effect on our overall gross margin and operating results. Providing professional services to enterprises allows us to utilize our staff more efficiently than is the case in providing professional services to other customers or in other contexts; consequently, while an increase in providing professional services to enterprises typically hurts our overall gross margin, it may improve our professional services and other gross margin. Sales to enterprise customers may also entail longer sales cycles and more significant selling efforts. Selling to SMB customers may involve smaller contract size, higher relative selling costs and greater credit risk and uncertainty. If the mix of organizations that purchase our solutions changes, or the mix of solution components purchased by our customers changes, our gross margins could decrease and our operating results could be adversely affected.

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

        We believe that maintaining our thought leadership position in modern relationship marketing is an important element in attracting new customers. We devote significant resources to develop and maintain our thought leadership position, with a focus on identifying and interpreting emerging trends in relationship marketing, shaping and guiding industry dialog, and creating and sharing the best marketing practices. Our activities related to developing and maintaining our thought leadership may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in such effort. We rely upon the continued services of our management and employees with domain expertise in modern relationship marketing to maintain our leadership position, and the loss of any key management or employees in this area could harm our competitive position and reputation. If we fail to successfully grow and maintain our thought leadership position, we may not attract new customers or retain our existing customers, and our business could suffer. In addition, we may incur expenses in our attempts to maintain our thought leadership position, which could affect our profitability and business.

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

        In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management's attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our solutions, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our solutions, or injure our reputation.

Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others.

        The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual and proprietary rights. Companies in the software industry, including in marketing software, are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Many of our competitors and other industry participants have been issued patents and/or have filed patent applications and may assert patent or other intellectual property rights within the industry. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as "patent trolls", have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters or notices or may be the subject of claims that our solutions and underlying technology infringe or violate the intellectual property rights of others. For example, as described further under Note 7, "Commitments and Contingencies" to our Consolidated Financial Statements, on November 25, 2013, we settled a complaint filed against us by iHance, Inc. alleging that a feature in our solution infringed upon certain of iHance's patents. Responding to claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management's attention and resources, damage our reputation and brand, and cause us to incur significant expenses. Our technologies may not be able to withstand any third-party claims or rights against their use. Claims of intellectual property infringement might require us to redesign our application, delay releases, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our solutions. If we cannot or do not license the infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and operating results could be adversely impacted. Additionally, our customers may not purchase our marketing software if they are concerned that they may infringe third-party intellectual property rights. The occurrence of any of these events may have a material adverse effect on our business.

        In our subscription agreements with our customers, we agree to indemnify our customers against any losses or costs incurred in connection with claims by a third party alleging that a customer's use of our services infringes the intellectual property rights of the third party. There can be no assurance that any existing limitations of liability provisions in our contracts would be enforceable or adequate, or would otherwise protect us from any such liabilities or damages with respect to any particular claim. Our customers who are accused of intellectual property infringement may in the future seek indemnification from us under the terms of our contracts. If such claims are successful, or if we are required to indemnify or defend our customers from these or other claims, these matters could be disruptive to our business and management and have a material adverse effect on our business, operating results and financial condition.

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

        Certain aspects of how our customers utilize our solution are subject to regulations in the United States, European Union and elsewhere. New and expanding "Do Not Track" regulations have recently been enacted or proposed that protect users' right to choose whether or not to be tracked online. These regulations seek, among other things, to allow consumers to have greater control over the use of private information collected online, to forbid the collection or use of online information, to demand a business to comply with their choice to opt out of such collection or use, and to place limits upon the disclosure of information to third party websites. These policies could have a significant impact on the operation of our marketing software and could impair our attractiveness to customers, which would harm our business.

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

        In addition, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM Act) establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. In addition, the CAN-SPAM Act, regulations issued pursuant to the CAN-SPAM Act, and the Telephone Consumer Protection Act allow companies to send some types of commercial text messages only when the recipient has opted in to the receipt of such text messages. The ability of our customers' message recipients to opt out of receiving commercial emails may minimize the effectiveness of the email components of our marketing software offerings. In addition, certain states and foreign jurisdictions, such as Australia, Canada and the European Union, have enacted laws that regulate sending email, and some of these laws are more restrictive than U.S. laws. For example, some foreign laws prohibit sending unsolicited email unless the recipient has provided the sender advance consent to receipt of such email, or in other words has "opted-in" to receiving it. A requirement that recipients opt into, or the ability of recipients to opt out of, receiving commercial emails may minimize the effectiveness of our software.

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

        While these laws and regulations generally govern our customers' use of our solution, we may be subject to certain laws as a data processor on behalf of, or as a business associate of, our customers. For example, these laws and regulations governing the collection, use and disclosure of personal information include, in the United States, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Gramm-Leach-Bliley Act of 1999 and state breach notification laws, and internationally, the Data Protection Directive in the European Union and the Federal Data Protection Act in Germany. If we were found to be in violation of any of these laws or regulations as a result of government enforcement or private litigation, we could be subjected to civil and criminal sanctions, including both monetary fines and injunctive action that could force us to change our business practices, all of which could adversely affect our financial performance and significantly harm our reputation and our business.

Privacy concerns and consumers' acceptance of Internet behavior tracking may limit the applicability, use and adoption of our marketing software.

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

We may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales, which could harm our business.

        State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our subscription cloud-based marketing software in various jurisdictions is unclear. Further, these jurisdictions' rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of tax assessments and audits, and our liability for these taxes and associated penalties could exceed our original estimates. A successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.

Changes in tax laws or regulations that are applied adversely to us or our customers could increase the costs of our cloud-based marketing software and adversely impact our business.

        New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to continue or purchase our marketing software in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers' and our compliance, operating and other costs, as well as the costs of our software. Any or all of these events could adversely impact our business and financial performance.

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

The investment of our cash and cash equivalents including money market funds are subject to risks which may cause losses and affect the liquidity of these investments.

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

        Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results and financial condition could be harmed. In addition, responding to any action will likely result in a significant diversion of management's attention and resources and an increase in professional fees. Enforcement actions and sanctions could further harm our business, operating results and financial condition.

Catastrophic events may disrupt our business.

        We rely heavily on our data centers, network infrastructure and information technology systems for our business operations. A disruption or failure of these systems in the event of online attack, earthquake, fire, terrorist attack, power loss, telecommunications failure or other similar catastrophic event could cause system interruptions, delays in accessing our service, reputational harm and loss of critical data or could prevent us from providing our solutions to our customers. Our service is delivered from data centers operated by third parties in California, Virginia and the United Kingdom. We are headquartered and most of our employees reside in the San Francisco Bay Area, an area particularly susceptible to earthquakes, and a major earthquake or other catastrophic event could affect our employees, who may not be able to access our systems or otherwise continue to provide our solutions to our customers. We maintain a facility in Israel, and our operations there may be adversely affected by political instability or international conflict in that region. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or information technology systems, or access to our systems, could affect our ability to conduct normal business operations and adversely affect our operating results.

The requirements of being a public company may strain our systems and resources, divert management's attention and be costly.

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

        The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing the costly process of implementing and testing our systems to report our results as a public company, to continue to manage our growth and to implement internal controls. We are and will continue to be required to implement and maintain various other control and business systems related to our equity, finance, treasury, information technology, other recordkeeping systems and other operations. As a result of this implementation and maintenance, management's attention may be diverted from other business concerns, which could adversely affect our business. Furthermore, we rely on third-party software and system providers for ensuring our reporting obligations and effective internal controls, and to the extent these third parties fail to provide adequate service including as a result of any inability to scale to handle our growth and the imposition of these increased reporting and internal controls and procedures, we could incur material costs for upgrading or switching systems and our business could be materially affected.

        In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

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

        We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with our annual report covering the year ending December 31, 2014. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We may experience difficulty in meeting these reporting requirements in a timely manner, particularly if material weaknesses or significant deficiencies persist. In the past certain significant deficiencies have been identified in our internal financial and accounting controls and procedures. In addition, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). If we are unable to comply with the requirements of Section 404 in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

        For example, we recognize subscription revenue in accordance with Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements—a Consensus of the Emerging Issues Task Force (ASU 2009-13) (formerly known as EITF 08-01). The FASB and the SEC continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing and subscription arrangements. As a result of future interpretations or applications of existing accounting standards, including ASU 2009-13, we could be required to delay revenue recognition into future periods, which would adversely affect our operating results.

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

Our stock price may be volatile and may decline regardless of our operating performance resulting in substantial losses for investors purchasing shares of our stock.

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

  •
  announcements by us, our strategic partners or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

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

        Our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned approximately 63.5% of our common stock outstanding as of December 31, 2013. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

        In addition, holders of an aggregate of approximately 17.2 million shares of our common stock as of December 31, 2013 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

        In addition, the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans have become eligible for sale in the public, subject to certain legal and contractual limitations.

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

        Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

  •
  authorize "blank check" preferred stock, which could be issued by the board without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;

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

We are an "emerging growth company" and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

        We are an "emerging growth company", as defined in the JOBS Act, and we are able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years or such earlier time that we are no longer an "emerging growth company". We would cease to be an "emerging growth company" upon the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; the date we qualify as a "large accelerated filer", with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and the last day of the fiscal year ending after the fifth anniversary of our initial public offering. We may choose to take advantage of some but not all of these reduced reporting burdens. Because we take advantage of some of these reduced reporting requirements, the information that we provide our security holders in future filings may be different than you might get from other public companies in which you hold equity interests.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters and executive offices are located in San Mateo, California, where we occupy approximately 76,303 square feet of office space under a lease that expires in August 2016. We maintain additional offices in Portland, Oregon, Dublin, Ireland, Sydney, Australia and Petach Tikva, Israel.

        We lease all of our facilities, and we do not own any real property. We believe that our existing facilities are adequate for our current needs and that we will be able to lease suitable additional or alternative space on commercially reasonable terms if and when we need it.

Item 3.    Legal Proceedings

        On May 17, 2013, iHance, Inc. filed a complaint against us in the United States District Court for the Northern District of California, alleging that a salesperson email tracking feature in our Marketo Sales Insight application infringed upon certain of iHance's patents. On November 25, 2013, we entered into a confidential Settlement Agreement with iHance, Inc. settling all claims related to patent infringement suit iHance filed against us in the United States District Court for the Northern District of California on May 17, 2013. On November 27, 2013, iHance's claim against us was dismissed with prejudice by the United States District Court, Northern District of California.

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

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

        Our common stock began trading on the NASDAQ Stock Market on May 17, 2013 under the symbol "MKTO." The table below summarizes the range of high and low reported sales prices on the NASDAQ Stock Market for our common stock for the periods presented.

Quarter	High	Low
Second Quarter (from May 17, 2013)	$26.77	$17.20
Third Quarter	$39.80	$21.15
Fourth Quarter	$39.50	$28.31

Stockholders

        As of February 28, 2014, there were approximately 148 holders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to accurately estimate the total number of stockholders represented by these record holders.

Dividends

        We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings to fund development and growth of our business and to repurchase our common stock, and do not anticipate paying cash dividends in the foreseeable future.

Performance Graph

        This performance graph shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the company under the Securities Act of 1933, as amended (the "Securities Act") or the Exchange Act.

        The following graph shows a comparison from May 17, 2013 (the date our common stock commenced trading on the NASDAQ) through December 31, 2013 of the cumulative total return for our common stock, the NASDAQ Internet Index and the S&P 500 Index. Such returns are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Total Return

Recent Sales of Unregistered Securities

        None

Use of Proceeds from Public Offering of Common Stock

        On May 17, 2013, we closed our initial public offering (IPO) whereby 6,059,509 shares of common stock, which included 5,750,000 shares of common stock sold by us (and does not include 908,926 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters), and 309,509 shares of common stock sold by the selling stockholders, at a price of $13.00 per share. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-187689). Goldman, Sachs & Co., Credit Suisse, UBS Investment Bank, Canaccord Genuity, Raymond James and JMP Securities acted as the underwriters. We did not receive any proceeds from the sales of shares by the selling stockholders. We received aggregate proceeds of approximately $69.5 million (excluding proceeds from the full exercise of the overallotment option of shares granted to the underwriters), net of underwriters' discounts and commissions applicable to the sale of shares sold by us of $5.2 million, but before the deduction of offering costs of approximately $3.4 million. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on May 17, 2013 pursuant to Rule 424(b) of the Securities Act.

        On September 13, 2013, we closed a follow-on public offering of 6,000,000 shares of common stock, which included 662,498 shares of common stock sold by us and 5,337,502 shares of common stock sold by selling stockholders. The public offering price of the shares sold in the follow-on offering was $35.50 per share. We received aggregate proceeds of approximately $22.5 million from the follow-on offering, net of underwriters' discounts and commissions applicable to the sale of shares sold by us of $1.0 million, but before the deduction of offering costs of approximately $0.7 million. We did not receive any proceeds from the sale of shares by the selling stockholders. The offer and sale of all of the shares in the follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-190903). Goldman, Sachs & Co., Credit Suisse, Wells Fargo Securities, Canaccord Genuity, Raymond James and JMP Securities acted as the underwriters. There has been no material change in the planned use of proceeds from the follow-on offering as described in our final prospectus filed with the SEC on September 13, 2013 pursuant to Rule 424(b).

        We invested the funds received in registered money market funds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        None

Securities Authorized for Issuance Under Equity Compensation Plans

        Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement to be filed for our 2014 Annual Meeting of Stockholders.

Item 6.    Selected Financial Data

        The following selected financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	$85,095	$52,756	$29,823	$13,473	$4,478
Professional services and other	10,823	5,657	2,569	559	—

Total revenue	95,918	58,413	32,392	14,032	4,478

Cost of revenue(1):
Subscription and support	24,681	16,216	9,386	4,612	2,128
Professional services and other	13,298	8,442	5,550	2,534	—

Total cost of revenue	37,979	24,658	14,936	7,146	2,128

Gross profit:
Subscription and support	60,414	36,540	20,437	8,861	2,350
Professional services and other	(2,475)	(2,785)	(2,981)	(1,975)	—

Total gross profit	57,939	33,755	17,456	6,886	2,350

Operating expenses(1):
Research and development	23,321	18,799	10,677	5,498	2,573
Sales and marketing	62,769	37,776	23,088	11,019	4,921
General and administrative	18,655	11,388	6,154	2,135	1,206

Total operating expenses	104,745	67,963	39,919	18,652	8,700

Loss from operations	(46,806)	(34,208)	(22,463)	(11,766)	(6,350)
Other income (expense), net	(526)	(158)	(137)	(50)	8

Loss before provision for income taxes	(47,332)	(34,366)	(22,600)	(11,816)	(6,342)
Provision for income taxes	28	19	6	1	1

Net loss	$(47,360)	$(34,385)	$(22,606)	$(11,817)	$(6,343)

Net loss per share of common stock, basic and diluted	$(1.92)	$(12.26)	$(9.94)	$(5.99)	$(4.43)

Shares used in computing net loss per share of common stock, basic and diluted	24,709	2,806	2,274	1,972	1,432

(1)
Amounts include stock-based compensation expense as follows:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cost of subscription and support revenue	$496	$216	$108	$50	$5
Cost of professional services and other revenue	690	169	49	8	—
Research and development	2,084	575	294	73	25
Sales and marketing	2,293	966	509	57	14
General and administrative	2,512	1,046	349	131	14

Total stock-based compensation expense	$8,075	$2,972	$1,309	$319	$58

	Year Ended December 31,
Consolidated Balance Sheet Data:	2013	2012	2011	2010	2009
	(in thousands)
Cash and cash equivalents	$128,299	$44,247	$67,400	$34,457	$8,906
Working capital	88,338	28,346	59,651	31,579	8,289
Total assets	205,839	79,156	79,738	39,551	11,601
Total indebtedness	7,559	3,640	—	—	—
Deferred revenue	41,356	20,642	10,968	4,552	1,671
Total liabilities	77,397	35,592	18,430	7,335	2,862
Convertible preferred stock	—	119,121	106,821	56,887	21,976
Total stockholders' equity	128,442	43,564	61,308	32,216	8,739

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K. The following discussion contains forward-looking statements including, but not limited to statements referencing our expectations relating to future revenues, expenses and operating margins. Our forward-looking statements and factors that might cause future actual results to differ materially from our recent results or those projected in the forward-looking statements include, but are not limited to those discussed in the section titled "Special Note Regarding Forward-Looking Statements" and "Risk Factors" of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update the forward-looking statements or our risk factors for any reason.

Overview

        We are the provider of a leading cloud-based marketing software platform that enables organizations to engage in modern relationship marketing. Our software platform is designed to enable the effective execution, management and analytical measurement of marketing activities, helping organizations to acquire new customers more efficiently, build stronger relationships with existing customers, improve sales effectiveness and drive faster revenue growth. On our platform, we deliver an easy-to-use, integrated suite of advanced applications, which today include Marketing Automation, Social Marketing, Sales Insight, Revenue Analytics, Marketing Management, and Real-time Personalization. To enable our customers to obtain maximum value from our platform, we have created an ecosystem of third-party applications, as well as a network of resources to foster marketing thought leadership, sharing and collaboration among our users. Furthermore, we provide our customers with expert professional services, delivered by marketers, for marketers, to enable rapid time to value through effective implementation and usage of our solutions.

        We designed our platform to be valuable across large enterprises and Small and Medium Businesses (SMBs) that sell to both businesses and consumers in virtually any industry. We market and sell our products directly and through a growing network of distribution partners. Our client base is diverse, with 3,001 customers as of December 31, 2013 across a wide range of industries including business services, consumer, financial services, healthcare, manufacturing, media, technology and telecommunications. Representative customers include one or more divisions of the following companies: Capgemini, CenturyLink, Citrix, Gannett, General Electric, Medtronic, Moody's, Panasonic, Symantec and Sony. Except for a single customer in 2011 who was slightly over 1%, no single customer represented more than 1% of subscription and support revenue in 2013, 2012 and 2011. For each of the years ended December 31, 2013, 2012 and 2011, our 20 largest customers accounted for less than 10% of our total revenue. Our subscription dollar retention rate was approximately 100% for each of 2013, 2012 and 2011.

        We deliver our solutions entirely through a multi-tenant cloud-based, or Software as a Service (SaaS), architecture which customers can configure to their specific needs. We initially focused our selling efforts on the SMB market, but beginning in late 2010, to address growing enterprise demand, we began to invest in an enterprise sales organization. We define the SMB market as companies with fewer than 1,500 employees and the enterprise market as companies with 1,500 or more employees. The percentage of our subscription and support revenue from enterprise customers was 26% in 2013.

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

        We provide our solutions on a subscription basis and we generated revenue of $95.9 million, $58.4 million, $32.4 million in 2013, 2012 and 2011, respectively, representing year-over-year increases of 64% and 80%, respectively. We derive most of our revenue from subscriptions to our cloud-based software and related customer support services. Subscription and support revenue accounted for 89%, 90% and 92% of our total revenue in 2013, 2012 and 2011, respectively. We price our products based on customer usage measures, which can include the number of leads in each customer's database and the number of user seats authorized to access our service. Our subscription contracts generally range in length from one quarter to three years.

        We had net losses of $47.4 million, $34.4 million and $22.6 million in 2013, 2012 and 2011, respectively, due to increased investments in our growth.

        Professional services revenue accounted for 11%, 10% and 8% of our total revenue in 2013, 2012 and 2011, respectively. Our software is designed to be ready to use immediately upon provisioning of a new customer subscription. However, we believe that our customers' success is enhanced by the effective use of modern relationship marketing strategies performed with our software, which we foster primarily through the sale and delivery of expert services that educate our customers on the best use of our solutions as well as assist in the implementation of our solution. In addition, some of our customers require services to support integrating their existing systems with our solution. Enterprise customers exhibit a higher demand for all of these services. Over the near term, due to market demand for expertise in modern relationship marketing, we expect our professional services revenue to grow at a faster rate than our subscription and support revenue, and therefore, to increase as a percentage of our total revenue. In addition, we also partner with third party consulting organizations that provide similar services to our customers in connection with their use of our platform.

        Our customer base has grown from over 200 at the end of 2009 to 3,001 at the end of 2013, which has resulted in rapid revenue growth. We generate the majority of our revenue in the United States; however, we are focused on growing our international business. Revenue generated from our international customers was 14.5%, 12.8% and 10.7% of our total revenue in 2013, 2012 and 2011, respectively.

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

        Since our inception, we financed our operations through cash collected from customers as well as preferred equity financings, our initial public offering and concurrent private placement completed in May 2013, and our follow-on public offering completed in September 2013. We also maintain an equipment financing facility. As of December 31, 2013, we had outstanding borrowings of $7.6 million under this facility.

Key Business Metrics

        We use the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

  •
  Number of Customers.  Since we launched our first product we have made the expansion of our customer base a priority. We believe that our ability to expand our customer base is an indicator of our market penetration, the growth of our business and our potential future business opportunities. We define the number of customers at the end of any particular period as the number of customers with paid subscriptions to our software platform at the end of the period. Multiple companies or divisions within a single consolidated enterprise that each have a separate paid subscription to our platform are each treated as a separate customer. In cases where our customers have subscriptions to our platform obtained through resellers or other distributors, each end customer is counted separately. As of December 31, 2013, we had 3,001 customers.

  •
  Subscription Dollar Retention Rate.  We believe that our subscription dollar retention rate provides insight into our ability to retain and grow revenue from our customers, as well as their potential long-term value to us. Accordingly, we compare the aggregate monthly subscription revenue of our customer base in the last month of the prior year fiscal quarter, which we refer to as Retention Base Revenue, to aggregate monthly subscription revenue generated from the same group in the last month of the current quarter, which we refer to as Retained Subscription Revenue. Our Subscription Dollar Retention Rate is calculated on an annual basis by first dividing Retained Subscription Revenue by Retention Base Revenue, and then using the weighted average Subscription Dollar Retention Rate of the four fiscal quarters within the year. Our Subscription Dollar Retention Rate was approximately 100% for each of 2013, 2012 and 2011.

Key Components of Consolidated Statements of Operations

Revenue

        We generate revenue principally from fixed commitment subscription contracts under which we provide customers with various services, principally access to our cloud-based software platform as well as related customer support. We sell these services under contractual agreements that are typically one year in length, but which range from one quarter to three years based upon the needs of the individual customer. We believe this flexibility in contract duration is important to meet the needs of customers of differing sizes and circumstances. A customer typically commits to fixed fees for the service term, which may be adjusted upward based on expanded usage volumes. Revenue from these agreements is recognized ratably over the period of service and any revenue that does not meet recognition criteria is recorded as deferred revenue on our balance sheet.

        We invoice customers on varying billing cycles, primarily quarterly and annually; therefore, our deferred revenue balance represents the billed portion of our customer contracts. The customer mix that is billed quarterly or annually fluctuates from quarter to quarter and, therefore, billing frequency and deferred revenue is not fully predictable. In the fourth quarter of 2013, we changed our billing policy to invoice upon contract signature rather than on subscription start date. This change resulted in a $4.1 million increase in deferred revenue at December 31, 2013. Consequently, changes in deferred revenue may not be indicative of revenue growth in any given future period. Fees payable under our subscription contracts are generally due in full and non-refundable regardless of the actual use of the service.

        Professional services revenue consists of fees associated with providing expert services that educate and assist our customers on the best use of our solutions as well as assist in the implementation of our solution. Historically, our professional and enablement services for our SMB customers were bundled as part of our subscription services at no additional fee to our customers. However, in November 2011, we began to charge a separate fixed fee for implementation and initial education for users of a new subscription. Most of our professional services contracts for our SMB customers are recognized over three to six months. Professional services for our enterprise customers are typically priced on a time-and-materials basis. We recognize revenue for these contracts as the work is performed, and the customer is billed. Our time-and-materials professional services are generally billed monthly in arrears based on actual hours of work delivered and expenses incurred.

Cost of Revenue

        Cost of subscription revenue primarily consists of expenses related to hosting our service and providing support to our customers. These expenses are comprised of data center operations costs and personnel and related costs directly associated with our cloud infrastructure, customer support and customer success organizations, including salaries, benefits, bonuses and stock-based compensation, as well as allocated overhead. Overhead associated with facilities, information technology (IT) and depreciation, excluding depreciation related to our data center infrastructure, is allocated to our cost of revenue and operating expenses based on headcount.

        In the latter half of 2012, to improve the responsiveness and cost efficiency of our data center operations, we began an effort to transition from a managed hosting service provider to co-location data center facilities for which we purchased and now manage our own computer equipment and systems. This effort increased our costs in the latter half of 2012 and the first six months of 2013 due to expenses associated with the project. We completed this data center transition in the fourth quarter of 2013. We believe these efforts have resulted in improved cost efficiencies resulting in improved gross margins and will continue to provide benefits over the longer term as our business scales.

        Cost of professional services and other revenue consists primarily of personnel and related costs directly associated with our professional services and education organizations, including salaries, benefits, bonuses and stock-based compensation, the costs of sub-contracted third-party vendors, as well as allocated overhead.

Research and Development Expenses

        Research and development expenses consist primarily of personnel costs for our product development employees and executives. Also included are non-personnel costs such as professional fees payable to third-party development services, license and subscription fees for software development tools, and an allocation of our general overhead expenses. A substantial portion of our research and development efforts are focused on enhancing our software architecture and adding new features and functionality to our platform and we anticipate continuing to invest in innovation and technology development.

        We believe that continued investment in our technology is important for our future growth, and as a result, we expect our research and development expenses to increase in absolute dollars in future periods, although they may fluctuate as a percentage of total revenue.

Sales and Marketing Expenses

        Sales and marketing expenses consist primarily of personnel costs for our sales, marketing and business development employees and executives, including commissions earned by our sales and marketing personnel, which are expensed when a customer contract is executed. Also included are the costs of our lead generation marketing and brand awareness programs. Our marketing programs include a broad mix of paid marketing activities, such as digital content marketing, search engine marketing and social media marketing campaigns, including the use of our own marketing applications, as well as traditional offline advertising, direct mail and public relations. We also incur other non-personnel costs such as professional fees and an allocation of our general overhead expenses. In addition, we invest in several key industry events offered by our partners, as well as our own annual user conference.

        We plan to continue investing in sales and marketing globally by increasing the number of direct and indirect sales personnel, expanding our domestic and international marketing activities, building brand awareness and sponsoring additional marketing events in an effort to add new customers and increase revenue from our existing customer base. We expect sales and marketing expenses to increase in absolute dollars and remain our largest expense in absolute dollars and as a percentage of revenues, although they may fluctuate as a percentage of total revenue.

General and Administrative Expenses

        General and administrative expenses consist primarily of personnel costs for our administrative, legal, human resources, finance and accounting employees. Also included are non-personnel costs, such as travel-related expenses, legal and other professional fees and other corporate expenses, along with an allocation of our general overhead expenses. We expect to incur incremental costs associated with supporting the growth of our business, both in terms of size and geographical diversity, and to meet the increased compliance requirements associated with operating as a public company. Those costs include increases in our accounting, human resources, IT and legal personnel, additional consulting, legal and audit fees, insurance costs, board members' compensation and the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act. As a result, we expect our general and administrative expenses to increase in absolute dollars as we continue to expand our business and infrastructure to support being a public company although they may fluctuate as a percentage of total revenues.

Other Income (Expense), Net

        Other income (expense), net consists primarily of interest expense, interest income and foreign exchange gains and losses. Interest expense represents interest paid on debt from our equipment financing facility. Interest income represents interest received on our cash and investments.

Critical Accounting Policies and Significant Judgments and Estimates

        Our management's discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

        We derive our revenue from two sources:

  •
  Subscription and support revenue.  Subscription and support revenue consists of subscription fees from customers accessing our cloud-based software platform and applications, as well as related customer support services; and

  •
  Professional services and other revenue.  Professional services and other revenue consists of fees associated with providing expert services that educate and assist our customers on the best use of our solutions as well as assist in the implementation of our solution.

        Revenue recognition commences when all of the following conditions are met:

  •
  Persuasive evidence of an arrangement exists;

  •
  Delivery or performance has occurred;

  •
  Fees are fixed or determinable; and

  •
  Collectability is reasonably assured.

        In the majority of instances, revenue from new customers is generated under sales agreements with multiple elements, comprised of subscription and support fees from customers accessing our cloud based application suite and professional consultation services. We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control. Subscription and support have standalone value because they are routinely sold separately by us. Most of the professional services have standalone value because we have sold professional services separately, and there are several third party vendors that routinely provide similar professional services to our customers on a standalone basis. For professional services that do not have standalone value, revenue is recognized ratably over the related subscription period, not to exceed billings amounts. Prior to the fourth quarter of 2011, some of our professional services did not have stand-alone value because they were sold together with the subscription and support services. As such, revenue was recognized ratably over the related subscription period, not to exceed billings amounts.

        In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13), which amended the previous multiple deliverable arrangements' accounting guidance. ASU 2009-13 amended the accounting standards for multiple-element revenue arrangements to:

  •
  Provide updated guidance on whether multiple deliverables exist, how the elements in an arrangement should be separated, and how the consideration should be allocated;

  •
  Require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of each element if a vendor does not have vendor specific objective evidence of selling price (VSOE) or third party evidence of selling price (TPE); and

  •
  Eliminate the use of the residual method and require a vendor to allocate revenue using the relative selling price method, which eliminated the requirement to have VSOE of fair value on undelivered elements for revenue recognition.

        We adopted this accounting guidance prospectively beginning January 1, 2011, for applicable arrangements entered into or materially modified on or after January 1, 2011 (the beginning of our fiscal year).

        Prior to the adoption of ASU 2009-13, we were not able to establish VSOE of fair value for the undelivered elements, which in most instances was subscription and support services. As a result, we typically recognized subscription, support and professional services revenue ratably over the subscription and support contract period and presented subscription and support revenue and professional services revenue in the consolidated statements of operations and comprehensive loss based on the respective contractual prices.

        As a result of the adoption of ASU 2009-13, we allocate total arrangement fees to each element in a multiple-element arrangement based on the relative selling price hierarchy of each element. The amount of arrangement fee allocated to each element is limited by contingent revenue, if any.

        The relative selling price hierarchy consists of the following: Selling price for a deliverable is based on its 1) VSOE, if available, 2) TPE, if VSOE is not available, or 3) ESP, if neither VSOE nor TPE is available. Because we have been unable to establish VSOE or TPE for the elements of our arrangements, we establish the ESP for each element primarily by considering the median of actual sales prices of each type of subscription and support sold and the weighted average of actual sales prices of professional services sold. For subscription and support arrangements, management considered other factors such as database sizes, pricing practices and market considerations.

        Subscription and support revenue is recognized commencing upon delivery of our cloud-based services, which is the date a new subscription is provisioned and made available to a new customer, or new or expanded capabilities are provisioned and added to an existing subscription, provided that all of the other revenue recognition criteria are first met, referred to as the "Commencement Date". Subscription and support revenue is recognized from the Commencement Date ratably thereafter over the remaining contractual term, which is generally three to 36 months. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

        Professional services and other have stand-alone value from the related subscription services. The majority of our professional services contracts are offered on a time and material basis. When these services are not combined with subscription and support revenue in a multiple-element arrangement, services revenue is recognized as the services are rendered. In 2011, our professional services also consisted of a small number of fixed price contracts, where revenue is recognized on a proportional performance method, based on input measures, which include making reasonably dependable estimates of the total effort to complete the project. Certain standard and non-standard professional service arrangements include customer acceptance provisions. Services provided under arrangements that include customer acceptance provisions are typically provided on a time and material basis, and the revenue is deferred and recognized upon customer acceptance of the service deliverable.

        Our professional services also consist of short-term implementation services, which are offered at a flat fee. The enablement services teams assist customers with standard adoption procedures for our platform. Most such enablement services consist of short-term (usually spanning 90 days) "use it or lose it" services to assist customers with standard implementation and to implement the customer's first marketing campaign, which are offered at a flat fee. Such flat fees are recognized over the 90 day period.

        Education revenue is recognized after the services are performed.

        Sales and other taxes collected from customers to be remitted to government authorities are excluded from revenue.

        Cost of subscriptions, support, professional services and other revenue are expensed as incurred. Cost of subscription and support revenue primarily consists of expenses related to hosting our service and providing support to our customers. These expenses are comprised of data center operations costs and personnel and related costs directly associated with our cloud infrastructure, customer support and customer success organizations, including salaries, benefits, bonuses and stock-based compensation, as well as allocated overhead. Overhead associated with facilities and depreciation, excluding depreciation related to our data center infrastructure, is allocated to our cost of revenue and operating expenses based on headcount. Cost of professional services and other revenue consists primarily of personnel and related costs directly associated with our professional services and training organizations, including salaries, benefits, bonuses and stock-based compensation, the costs of sub-contracted third-party vendors, as well as allocated overhead.

Allowance for Doubtful Accounts

        Trade accounts receivable are carried at the original invoiced amount less an allowance made for doubtful accounts. We maintain an allowance for doubtful accounts based on the probability of future collection. When we become aware of circumstances that may decrease the likelihood of collection, we record a specific allowance against amounts due which reduces the net receivable to the amount that management reasonably believes will be collected. For all other customers, we determine the adequacy of the allowance based on historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with specific accounts. We review the allowance for doubtful accounts monthly and write off receivable balances which are deemed to be uncollectible. Increases in the allowance are recorded in general and administrative to expense in the period incurred. We do not have any off balance sheet credit exposure related to our customers.

Business Combinations

        When we acquire businesses, we allocate the purchase price to tangible assets and liabilities, and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

Goodwill and Other Intangible Assets

        We review the carrying value of goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in certain agreements, significant underperformance relative to historical or projected future operating results, an economic downturn in customers' industries, increased competition, a significant reduction in our stock price for a sustained period or a reduction of our market capitalization relative to net book value. Additionally, we are required to test our goodwill for impairment at the reporting unit level. Currently, our goodwill is evaluated at the entity level as there is only one reporting unit.

        The goodwill impairment test is a two-step process. The first step compares the fair value of each reporting unit with its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired, and the second step of the impairment test is unnecessary. The second step in the goodwill impairment test compares the implied fair value of each reporting unit's goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to any such excess.

        Determining the fair value of a reporting unit is subjective and requires judgment at many points during the test. Actual results may differ materially from these estimates. The estimates we make in determining the fair value of our reporting unit involve the application of judgment, which could affect the timing and size of any future impairment charges. Impairment of our goodwill could significantly affect our operating results and financial position.

        During 2013, we completed the first step of our annual impairment test in which we compared the carrying value of the reporting unit to our enterprise value. As a result of this analysis, we determined that the value of our reporting unit is substantially in excess of its carrying value and therefore determined that the reporting unit was not at risk of failing the first step of the impairment test and that it was not necessary to perform the second step of the impairment test.

        We continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of our long-lived assets may warrant revision or that the carrying value of these assets may be impaired. Any write-downs are treated as permanent reductions in the carrying amount of the assets. We must use judgment in evaluating whether events or circumstances indicate that useful lives should change or that the carrying value of assets has been impaired. Any resulting revision in the useful life or the amount of an impairment also requires judgment. Any of these judgments could affect the timing or size of any future impairment charges. Revision of useful lives or impairment charges could significantly affect our operating results and financial position.

Capitalized Software Development Costs

        Costs incurred to develop our cloud-based platform and applications consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software and (b) payroll and payroll-related costs for employees who are directly associated with, and who devote time to, a given project. These costs generally consist of internal labor during configuration, coding and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, it is probable the project will be completed, and the software will be used to perform the functions intended and certain functional and quality standards have been met. Capitalized software development costs are generally amortized on a straight-line basis over the technology's estimated useful life of approximately three years. Amortization expense during the years ended December 31, 2013, 2012 and 2011 were $166,000, $143,000 and $181,000, respectively.

        Costs incurred during the operating stage of our software applications relating to upgrades and enhancements that are essentially maintenance or do not have a useful life longer than one year are not capitalized. Costs that cannot be separated between maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred.

Income Taxes

        As part of the process of preparing our consolidated financial statements we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a full valuation allowance against our net deferred tax assets at December 31, 2013, 2012 and 2011.

Stock-Based Compensation

        We measure compensation expense related to our stock options granted to employees and consultants based upon the fair market value as of the date of the award using the Black-Scholes option-pricing model. We recognize stock-based compensation cost as an expense ratably on a straight-line basis over the requisite service period which is generally the vesting period of the respective award.

        We measure compensation expense related to our restricted stock units (RSU) granted to employees based on the value of our common stock on the date of grants. RSUs granted prior to the IPO were subject to time-based vesting, which generally occurs over a period of two or four years, and a performance-based condition, which was satisfied upon our initial public offering. RSUs granted subsequent to the IPO are subject to time-based vesting, which generally occurs over a period of two or four years.

Recently Adopted Accounting Standards

        For recent accounting pronouncements, see Note 1 of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Results of Operations for Fiscal Years 2013, 2012 and 2011

        The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Year Ended December 31,
	2013	2012	2011
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	88.7%	90.3%	92.1%
Professional services and other	11.3	9.7	7.9

Total revenue	100.0	100.0	100.0

Cost of revenue:
Subscription and support	25.7	27.8	29.0
Professional services and other	13.9	14.5	17.1

Total cost of revenue	39.6	42.2	46.1

Gross profit:
Subscription and support	63.0	62.6	63.1
Professional services and other	-2.6	-4.8	-9.2

Total gross profit	60.4	57.8	53.9

Operating expenses:
Research and development	24.3	32.2	33.0
Sales and marketing	65.4	64.7	71.3
General and administrative	19.4	19.5	19.0

Total operating expenses	109.2	116.3	123.2

Loss from operations	-48.8	-58.6	-69.3
Other income (expense), net	-0.5	-0.3	-0.4
Loss before provision for income taxes	-49.3	-58.8	-69.8
Provision for income taxes	0.0	0.0	0.0

Net loss	-49.4%	-58.9%	-69.8%

*
Percentages are based on actual values. Totals may not sum due to rounding.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue

	2013	2012	$ Change	% Change
	(in thousands, except percentages)
Subscription and support	$85,095	$52,756	$32,339	61.3%
Professional services and other	10,823	5,657	5,166	91.3%

Total revenue	$95,918	$58,413	$37,505	64.2%

Percentage of revenues:
Subscription and support	88.7%	90.3%
Professional services and other	11.3%	9.7%

Total	100.0%	100.0%

        During 2013, total revenue increased $37.5 million, or 64%, compared to 2012, due to the increase in subscription and support revenue of $32.3 million and an increase in professional services revenue of $5.2 million.

        The increase in subscription and support revenue was primarily attributable to (1) growth in our total customer count primarily from the SMB market, (2) upsell of additional products either during the subscription term or at the point of subscription renewal, (3) the customers we acquired in 2013 who generally had larger record databases, on average, managed by our solution than those of the customers we acquired in 2012 and (4) volume and price increases resulting from the lapsing of introductory discounts on subscriptions.

        Of the total increase in subscription and support revenue for the year ended 2013, 47% was attributable to revenue from new customers acquired from January 1, 2013 through December 31, 2013, and 53% was attributable to revenue from customers existing on or before December 31, 2012.

        The increase in professional services revenue resulted from increased delivery of services across our customer base. A majority of this increase was attributable to SMB customers as they continue to comprise a larger proportion of our business. However, during the fourth quarter of 2012 and the first three quarters of 2013, we added a higher proportion of enterprise customers who typically exhibit a higher demand for professional services than our SMB customers. We expect professional services revenue from enterprise customers to comprise a larger proportion of such revenue in the future.

Cost of Revenue and Gross Margin

	2013	2012	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$24,681	$16,216	$8,465	52.2%
Professional services and other	13,298	8,442	4,856	57.5%

Total cost of revenue	$37,979	$24,658	$13,321	54.0%

Gross margin:
Subscription and support	71.0%	69.3%
Professional services and other	-22.9%	-49.2%
Total gross margin	60.4%	57.8%

        Cost of subscription and support increased due to the following:

2013 vs. 2012
(in thousands)
Personnel-related costs	$3,836
Depreciation and amortization	2,497
Facilities and IT allocations	826
Software subscriptions	530
Hosting costs	325
Various other items	451

$8,465

        The increase in cost of subscription and support in 2013 compared to 2012 primarily reflects increases in personnel-related costs and depreciation expense. We increased headcount to support our customer growth, and to a lesser extent, to support our transition to co-location data center facilities. During 2012, to improve the responsiveness and long-term cost efficiency of our data center operations, we began an effort to transition from our managed hosting service provider to co-location data center facilities for which we have purchased and are managing our own computer equipment and systems. As a result, we hired additional personnel associated with the project, resulting in increased personnel costs and facilities and IT allocations due to higher headcount, depreciation expense and software subscription costs associated with this project. The increase in hosting costs in 2013 reflects the overall increase in computing and network capacity to support our customer growth.

        Our subscription and support gross margin was 71.0% and 69.3% for 2013 and 2012, respectively. The slight increase in subscription and support gross margin in 2013 compared to 2012 reflects the decreased use of our managed hosting service provider primarily during the last half of 2013 as we completed our transition to our co-location data center facilities. This increase in subscription and support gross margin in 2013 was partially offset by an increase in hosting costs as a result of an overall increase in use of computing and network capacity to support our customer growth.

        Cost of professional services and other increased due to the following:

2013 vs. 2012
(in thousands)
Personnel-related costs	$2,974
Consulting	1,110
Facilities and IT allocations	405
Various other items	367

$4,856

        The increase in cost of professional services and other in 2013 compared to 2012 was primarily due to an increase in personnel-related costs, as we continue to grow our headcount in our professional services organization to support demand for expert services. Additionally, consulting costs increased as a result of increased usage of outside contractors to supplement our existing staff.

        Our professional services and other gross margin was (22.9)% and (49.2)% for 2013 and 2012, respectively. The improvement in gross margin was primarily due to improved staff utilization resulting primarily from higher demand for professional services from our customers and from improvements in our economies of scale as a result of fixed expenses being spread across a larger base of billable resources.

        We expect that cost of revenue may increase in the future depending on the growth rate of new customer acquisition. We also expect that cost of revenue as a percentage of total revenue could fluctuate from period to period depending on growth of our professional services business and any associated costs relating to the delivery of professional services, the timing of sales of products that have royalties associated with them and the timing of significant expenditures.

Research and Development

	2013	2012	$ Change	% Change
	(in thousands, except percentages)
Research and development	$23,321	$18,799	$4,522	24.1%
Percentage of total revenue	24.3%	32.2%

        Research and development expenses increased due to the following:

2013 vs. 2012
(in thousands)
Personnel-related costs	$3,323
Consulting	999
Facilities and IT allocations	727
Capitalized software development	(478)
Various other items	(49)

$4,522

        The increase in research and development expenses in 2013 compared to 2012 was primarily due to an increase in personnel-related costs. These personnel related costs were principally the result of increased headcount to help continue the enhancement of our existing product suite and primarily reflect increased salary and benefits costs and, to a lesser extent, stock-based compensation expense. The increase in stock-based compensation was due in part to the recognition of expense associated with certain RSUs. During the second quarter of 2013, we completed our IPO and satisfied the performance-based vesting condition associated with certain RSU awards, resulting in the commencement of recognition of expense for these performance-based RSUs. Consulting fees, mostly related to sub-contracted development, increased as the result of the use of more outside contractors. These increases were partially offset by an increase in capitalized software development costs, which consists primarily of personnel-related expenses.

        We believe that continued investment in our technology is important for our future growth, and, as a result, we expect research and development expenses to increase in absolute dollars, but decline modestly, as a percentage of total revenue.

Sales and Marketing

	2013	2012	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$62,769	$37,776	$24,993	66.2%
Percentage of total revenue	65.4%	64.7%

        Sales and marketing expenses increased due to the following:

2013 vs. 2012
(in thousands)
Personnel-related costs	$9,531
Commissions	8,677
Marketing programs	2,768
Facilities and IT allocations	1,669
Travel and entertainment	910
Consulting	675
Depreciation and amortization	414
Various other items	349

$24,993

        The increase in sales and marketing expenses in 2013 compared to 2012 was due primarily to an increase in personnel-related cost, consisting of an increase in salary and benefits costs resulting from an increase in headcount and commission expense, driven by an increase in new customer acquisitions, and to a lesser extent, an increase in stock-based compensation expense. The increase in stock-based compensation was due in part to the recognition of expense associated with certain performance-based RSUs, as discussed above. The increase in marketing program costs during 2013 compared to 2012 primarily reflects increased activity to support growth in our business and to a lesser extent, higher tradeshow expenses. The increase in the allocation of facility and IT expenses during this period was due principally to headcount growth in the sales and marketing department and overall higher IT and facilities expenses. The increase in travel costs during this period reflects the expansion of our enterprise sales efforts and our sales and marketing efforts internationally. In addition, consulting fees increased as a result of the use of outside consultants to support growth in our business.

        We expect sales and marketing expenses to increase in absolute dollars and remain our largest expense in absolute dollars and as a percentage of total revenues, although they may fluctuate as a percentage of total revenues.

General and Administrative

	2013	2012	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$18,655	$11,388	$7,267	63.8%
Percentage of total revenue	19.4%	19.5%

        General and administrative expenses increased due to the following:

2013 vs. 2012
(in thousands)
Personnel-related costs	$3,962
Professional services	1,257
Litigation settlement	950
Consulting	513
Various other items	585

$7,267

        The increase in general and administrative expenses during 2013 compared to 2012 was primarily due to increased personnel-related costs, as a result of an increase in headcount, and to a lesser extent an increase in stock-based compensation expense. The increase in professional services during this period was primarily due to higher acquisition-related fees associated with our acquisition of Insightera in December 2013, and increased legal fees associated with defending and resolving legal claims. The increase in litigation settlement reflects our payment to iHance pursuant to the Settlement Agreement we entered into in November 2013.

        We expect that our general and administrative expenses will increase in absolute dollars as we continue to expand our business and infrastructure to support being a public company, although they may fluctuate as a percentage of total revenues.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue

	2012	2011	$ Change	% Change
	(in thousands, except percentages)
Subscription and support	$52,756	$29,823	$22,933	76.9%
Professional services and other	5,657	2,569	3,088	120.2%

Total revenue	$58,413	$32,392	$26,021	80.3%

Percentage of revenues:
Subscription and support	90.3%	92.1%
Professional services and other	9.7%	7.9%

Total	100.0%	100.0%

        Revenue increased $26.0 million, or 80%, in 2012 compared to 2011, due to the increase in subscription and support revenue of $22.9 million and an increase in professional services revenue of $3.1 million. Of the total increase in subscription and support revenue, 45% was attributable to revenue from new customers acquired after December 31, 2011, and 55% was attributable to revenue from customers existing at December 31, 2011. The increase in revenue from existing customers was almost entirely attributable to their having been customers for a full year in 2012. As we generate subscription fees only during the duration of a customer's subscription to our solution, when a customer is a subscriber to the solution for a full year we generate more revenues from them during such year than we do when they are a subscriber for merely a portion of the year, which typically occurs in the first calendar year of their subscription. To a much lesser extent, the increase was due approximately equally to price increases resulting from the lapsing of introductory discounts on these subscriptions and to volume increases resulting from these customers increasing the size of the lead database managed by our solution.

        The pricing of our solutions, including the extent of any introductory discounts, remained substantially the same between 2011 and 2012. The customers we added in 2012, however, generally had larger lead databases on average than the customers we added in 2011 due to increased sales to larger enterprise customers.

        The increase in professional services revenue resulted from the introduction of new service offerings during the period as well as an increased focus on selling those services.

Cost of Revenue and Gross Margin

	2012	2011	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$16,216	$9,386	$6,830	72.8%
Professional services and other	8,442	5,550	2,892	52.1%

Total cost of revenue	$24,658	$14,936	$9,722	65.1%

Gross margin:
Subscription and support	69.3%	68.5%
Professional services and other	-49.2%	-116.0%
Total gross margin	57.8%	53.9%

        Cost of subscription and support increased due to the following:

2012 vs. 2011
(in thousands)
Hosting costs	$2,689
Personnel-related costs	2,401
Facilities and IT allocations	716
Depreciation and amortization	411
Various other items	613

$6,830

        The increase in cost of subscription and support revenue in 2012 compared to 2011 was primarily a result of increased data center hosting costs paid to our managed hosting service provider as we increased computing and network capacity to support our customer growth, and to increased personnel-related costs necessary to support our growth. In addition, we incurred an increase of other expenses during 2012 such as allocated rent, IT costs and depreciation and amortization in order to support our growth during this period. Also, during 2012, to improve the responsiveness and cost efficiency of our data center operations, we began an effort to transition from our managed hosting service provider to co-location data center facilities for which we are purchasing and managing our own computer equipment and systems. During 2012, this resulted in both increased personnel costs and depreciation expense related to expenses associated with the project. .

        Our subscription and support gross margin increased to 69.3% in 2012 from 68.5% in 2011. This increase was driven by economies of scale resulting from our ability to hold hiring growth below revenue growth, offset by expenses associated with the migration of our data centers from our managed hosting service provider to new co-location facilities.

        Cost of professional services and other increased due to the following:

2012 vs. 2011
(in thousands)
Personnel-related costs	$2,355
Facilities and IT allocations	526
Outside services	(470)
Various other items	481

$2,892

        Increases in 2012 compared to 2011 were primarily due to an increase in personnel costs, consisting primarily of increased employee compensation and benefits costs as we grew our headcount to support demand for expert services. Outside services costs decreased as we hired employees to perform functions previously outsourced. We also incurred an increase of allocated expenses in 2012 such as rent and IT costs in order to support our growth.

        Our professional services and other gross margin improved from (116)% in 2011 to (49)% in 2012. The improvement in gross margin was due in part to improved staff utilization resulting primarily from higher demand for professional services from our enterprise customers as well as to the introduction of enhanced fee-based enablement services for our SMB customers. Prior to 2012, our professional and enablement services for our SMB customers were bundled as part of subscription services at no additional fee to the customer.

Research and Development

	2012	2011	$ Change	% Change
	(in thousands, except percentages)
Research and development	$18,799	$10,677	$8,122	76.1%
Percentage of total revenue	32.2%	33.0%

        Research and development expenses increased due to the following:

2012 vs. 2011
(in thousands)
Personnel-related costs	$5,596
Outside services	1,116
Facilities and IT allocations	1,042
Depreciation and amortization	225
Various other items	143

$8,122

        The increase in research and development expenses in 2012 compared to 2011 was primarily due to an increase in salary and benefits costs due to an increase in headcount in 2012, in part due to the acquisition of Crowd Factory. In addition, we experienced an increase in outside services expenses mostly related to sub-contracted development. We also incurred an increase of other expenses such as allocated rent, IT costs, depreciation and amortization in order to support growth in 2012.

Sales and Marketing

	2012	2011	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$37,776	$23,088	$14,688	63.6%
Percentage of total revenue	64.7%	71.3%

        Sales and marketing expenses increased due to the following:

2012 vs. 2011
(in thousands)
Personnel-related costs	$6,771
Marketing programs	2,889
Commissions	2,106
Facilities and IT allocations	1,737
Travel and entertainment	622
Depreciation and amortization	227
Various other items	336

$14,688

        The increase in sales and marketing expenses in 2012 compared to 2011 was due primarily to an increase in personnel-related costs consisting of increased employee compensation and benefits costs and commissions and to a lesser extent, additional stock-based compensation expense, driven by an increase in headcount during the period. In addition, marketing program costs increased in 2012 compared to 2011 to support growth in our business, and travel increased related to expansion of our enterprise sales efforts as well as our international expansion. We also incurred an increase of other expenses such as allocated rent, IT costs, depreciation and amortization in order to support growth.

General and Administrative

	2012	2011	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$11,388	$6,154	$5,234	85.1%
Percentage of total revenue	19.5%	19.0%

        General and administrative expenses increased due to the following:

2012 vs. 2011
(in thousands)
Personnel-related costs	$3,238
Consulting	1,520
Professional services	948
Travel and entertainment	(429)
Various other items	(43)

$5,234

        The increase in general and administrative expenses in 2012 compared to 2011 was primarily due to increases in personnel-related expenses, consisting of increased employee compensation and benefits costs and to a lesser extent, additional stock-based compensation expense, as we increased headcount during the period. In addition, professional services and consulting costs increased in 2012 due primarily to fees related to our external audit, tax, and legal advisory services as well as costs associated with our international expansion. These increases were offset by a decrease in travel costs, as we had utilized outside IT consulting services in the prior year related to the implementation of financial reporting systems and related data conversion activities.

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

        In addition, we may experience variances in the number of our customers over a particular quarter for a variety of business reasons, and the extent to which we gain or lose customers over a particular quarter will not necessarily correlate to the changes in revenue in that quarter or in future periods. As a result of the foregoing factors, a slowdown in our ability to enter into customer agreements or to renew customer agreements may not be apparent in our revenue for the quarter, as the revenue recognized in any quarter is primarily from customer agreements entered into in prior quarters. In addition, each year we typically participate in several key industry trade shows, as well as host our own annual user conference. The timing of these events can vary from year to year, and the costs associated with these events typically have a significant effect on our sales and marketing expenses for the applicable quarter and cause our quarterly results to fluctuate.

Liquidity and Capital Resources

        To date, we have financed our operations through cash collected from customers as well as preferred equity financings, our initial public offering and concurrent private placement completed in May 2013, and our follow-on public offering completed in September 2013. We also maintain an equipment financing facility. As of December 31, 2013 and December 31, 2012, we had $128.3 million and $44.2 million, respectively, of cash and cash equivalents, most of which was held in money market accounts.

        The table below, for the periods presented, provides selected cash flow information (in thousands):

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash used in operating activities	$(12,369)	$(23,848)	$(15,985)
Net cash used in investing activities	(18,076)	(3,656)	(1,675)
Net cash provided by financing activities	114,427	4,386	50,396
Net increase (decrease) in cash and cash equivalents, net of impact of foreign exchange rates on cash	84,052	(23,153)	32,943

        Net cash used in operating activities.    Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers using our cloud-based software and services, and the amount and timing of customer payments. Cash used in operating activities has historically come from a net loss driven by sales of subscriptions to our software services and adjusted for non-cash expenses items, such as depreciation and amortization of property and equipment, stock-based compensation and acquired intangible assets. The percentage of customers that pay quarterly rather than annually changes every quarter. The percentage of customers who pay us quarterly has a material impact on our net cash used in operating activities.

        Our cash used in operating activities during 2013 primarily reflected our net loss of $47.4 million, offset by non-cash expenses that included $4.6 million of depreciation and amortization and $8.1 million in stock-based compensation. Working capital sources of cash included a $20.4 million increase in deferred revenue, resulting primarily from the addition of new customers invoiced during the period (including a $4.1 million increase from a change in billing policy to invoice upon contract signature rather than subscription start date) and an increase in customers opting for annual payment terms, and a $15.4 million net increase in accounts payable and accrued expenses and other current liabilities primarily related to commissions, bonuses and accrued vacation payable after the end of the year, as well as increases in the liability for employee stock purchase plan and accrued marketing programs. These sources of cash were offset by a $12.7 million increase in accounts receivable due to higher customer billings related to the increase in the number of customers during the year (including a $4.1 million increase from a change in billing policy to invoice upon contract signature rather than subscription start date), coupled with an increase in days sales outstanding from 76 days during the fourth quarter of 2012 to 87 days during the fourth quarter of 2013.

        Our cash used in operating activities during 2012 primarily reflected our net loss of $34.4 million, offset by non-cash expenses that included $1.7 million of depreciation and amortization, including

$0.4 million of amortization of intangible assets related to the acquisition of Crowd Factory, and $3.0 million in stock-based compensation. Working capital sources of cash included a $9.5 million increase in deferred revenue resulting primarily from the addition of new customers invoiced during the period, and a $2.0 million net increase in accounts payable and accrued expenses and other current liabilities primarily related to commissions, bonuses and accrued vacation payable after the end of the year, as well as increases in accruals for services, including marketing programs, resulting from our growth during 2012. These sources of cash were offset by a $5.0 million increase in accounts receivable due to higher customer billings related to the increase in the number of customers during the period, which was partially offset by a decrease in days sales outstanding from 97 days at December 31, 2011 to 88 days at December 31, 2012.

        Our cash used in operating activities during 2011 primarily reflected our net loss of $22.6 million, offset by $2.0 million in non-cash expenses that included $1.3 million in stock-based compensation and $0.6 million of depreciation and amortization. Working capital sources of cash included a $6.4 million increase in deferred revenue resulting primarily from the growth in the number of customers invoiced during the period and a $4.5 million increase in accounts payable and accrued expenses and other current liabilities due to a higher level of expenses consistent with the overall growth of the business which are payable after the end of the year. These sources of cash were partially offset by a $1.2 million increase in prepaid expenses and other current assets related in part to amounts paid for subscription software services which are amortized over the contracted service period and a $5.0 million increase in accounts receivable due to higher customer billings related to the increase in the number of customers during the period, and to a lesser extent, an increase in days sales outstanding from 92 days at December 31, 2010 to 97 days at December 31, 2011.

        Net cash used in investing activities.    Our primary investing activities have consisted of capital expenditures to purchase equipment required in connection with the transition from our managed hosting provider to co-location data center facilities for which we have purchased and are now managing our own computer equipment and systems. As our business grows, we expect our capital expenditures and our activity to continue to increase.

        For the years ended December 31, 2013, 2012 and 2011, cash used in investing activities consisted of $11.4 million, $4.4 million and $1.7 million, respectively, for purchases of property and equipment. In 2013 and 2012, our purchases of computer and network equipment were primarily for building out our co-location facilities to support our customer base, as well as equipment and furniture and fixtures for supporting our increasing employee headcount. In December 2013, we also paid out a net $6.2 million in cash in connection with our acquisition of Insightera. In 2011, we purchased computer equipment and furniture and fixtures for supporting our increasing headcount.

        Net cash provided by financing activities.    Our primary financing activities have consisted of equity issuances raised to fund our operations as well as proceeds from and payments on equipment debt obligations entered into to finance our property and equipment, primarily equipment used in our data centers.

        For the year ended December 31, 2013, cash provided by financing activities of $114.4 million consisted of proceeds from our IPO and follow-on offering of $80.5 million and $22.5 million, respectively, net of underwriter discounts, proceeds of $6.5 million from the completion of our private placement offering, $4.5 million in proceeds from borrowings under the credit facility and $5.0 million from proceeds received from the issuance of common stock upon the exercise of stock options. These increases were partially offset by $3.8 million in cash payments related to costs associated with our IPO and follow-on offering and $0.6 million related to repayments under our credit facility.

        For the year ended December 31, 2012, cash provided by financing activities consisted primarily of $3.6 million in proceeds from borrowings under the credit line and $0.9 million in proceeds from the issuance of common stock upon the exercise of stock options.

        For the year ended December 31, 2011, cash provided by financing activities consisted primarily of $49.9 million in net proceeds from issuing Series F convertible preferred stock.

Equipment Facility

        In May 2012, we entered into a loan and security agreement with a bank, and subsequently amended this loan and security agreement in June 2013. As of December 31, 2013, we had outstanding borrowings of $7.6 million under this facility. The interest rate associated with this equipment facility is the greater of 4% or 0.75 of a percentage point above the bank's prime rate, as determined on the applicable funding date. For each equipment loan advance, we pay interest only for approximately nine months. Subsequently, we make thirty-six equal monthly payments of principal and interest. The loan and security agreement contains customary affirmative and negative covenants, including, among other things, maintaining certain business performance levels and limitations on disposal of assets, certain fundamental business changes, incurrences of debt, incurrences of liens, payments of dividends, repurchases of stock and engaging in affiliate transactions, in each case subject to certain exceptions. As of December 31, 2012, we were in compliance with all of the covenants contained in the loan and security agreement. As of December 31, 2013, we were in compliance with certain covenants and subsequently received a waiver for the remaining covenant.

Working Capital

        A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our software subscriptions and professional services, which is amortized into revenue in accordance with our revenue recognition policy. As of December 31, 2013 and 2012, we had working capital of $88.3 million and $28.3 million, respectively, which included $41.4 million and $20.6 million of deferred revenue recorded as a current liability, respectively. The increase in our working capital at December 31, 2013 is primarily due to proceeds we received from our IPO of $80.5 million, proceeds received on the completion of our private placement offering of $6.5 million and proceeds received from our follow-on public offering of $22.5 million.

Other Liquidity and Capital Resources Considerations

        We assess our liquidity primarily through our cash on hand as well as the projected timing of billings under contract with our customers and related collection cycles. We believe our current cash and cash equivalents, cash to be received from existing and new customers will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

        Our future capital requirements will depend on many factors, including equipment required in connection with any future transition from our managed hosting service provider to co-location data center facilities, revenue growth and costs incurred to support customer growth, international expansion, research and development and increased general and administrative expenses to support the anticipated growth in our operations. Our capital expenditures in future periods are expected to grow in line with our business. To the extent that existing cash and cash from operations are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations and Commitments

        Our principal commitments consist of obligations under our outstanding term loan, operating leases for our office space, and contractual commitments for hosting and other support services. The following table summarizes our credit facility, including interest, operating lease obligations and contractual commitments at December 31, 2013:

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Credit facility, including interest	$8,065	$2,459	$5,123	$483	$—
Operating lease obligations	9,723	3,340	5,922	461	—
Contractual commitments	4,590	3,356	1,234	—	—

Total	$22,378	$9,155	$12,279	$944	$—

Off-Balance Sheet Arrangements

        During the 2013, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

Item 7.    Qualitative and Quantitative Disclosures About Market Risk

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

        We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We recognized foreign currency gains of approximately $0.3 million, $0.1 million and $0.1 million in 2013, 2012 and 2011, respectively. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar.

Interest Rate Sensitivity

        We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments.

        We have a credit facility with equipment advances of approximately $7.6 million and $3.6 million as of December 31, 2013 and 2012, respectively. The interest rate associated with this facility is the greater of 4% or 0.75 of a percentage point above the prime rate. A one percent increase in the prime rate would not have an impact on our operating results as the greater of the two rates is 4%, and we would still pay interest of 4%. A 10% increase or decrease in interest rates would not result in a material change in either our obligations under this facility or in the returns on our cash and cash equivalents.

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

Item 8.    Financial Statements and Supplementary Data

MARKETO, INC.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Marketo, Inc.:

        We have audited the accompanying consolidated balance sheets of Marketo, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marketo, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Santa Clara, California
March 3, 2014

MARKETO, INC.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$128,299	$44,247
Accounts receivable, net of allowances of $329 and $336 for 2013 and 2012, respectively	26,946	14,106
Prepaid expenses and other current assets	3,218	2,379

Total current assets	158,463	60,732
Property and equipment, net	13,856	5,617
Goodwill	25,941	9,537
Intangible assets, net	7,095	2,734
Other assets	484	536

Total Assets	$205,839	$79,156

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,527	$2,217
Accrued expenses and other current liabilities	23,055	8,945
Deferred revenue	41,356	20,642
Current portion of credit facility	2,187	582

Total current liabilities	70,125	32,386
Credit facility, net of current portion	5,372	3,058
Other Liabilities	1,900	148

Total liabilities	77,397	35,592

Commitments and contingencies (Note 7)
Stockholder's equity:
Convertible preferred stock, par value $0.0001 per share—20,000 and 51,752 shares authorized as of December 31, 2013 and 2012; 0 and 25,876 shares issued and outstanding as of December 31, 2013 and 2012; liquidation preference of $0 and $119,385 as of December 31, 2013 and 2012	—	119,121
Common stock, par value $0.0001 per share—1,000,000 and 100,000 shares authorized as of December 31, 2013 and 2012; 39,250 and 3,195 shares issued and outstanding as of December 31, 2013 and 2012	4	—
Additional paid-in capital	257,801	6,499
Accumulated other comprehensive income	198	145
Accumulated deficit	(129,561)	(82,201)

Total stockholders' equity	128,442	43,564

Total liabilities and stockholders' equity	$205,839	$79,156

The accompanying notes are an integral part of these consolidated financial statements.

MARKETO, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue:
Subscription and support	$85,095	$52,756	$29,823
Professional services and other	10,823	5,657	2,569

Total revenue	95,918	58,413	32,392

Cost of revenue:
Subscription and support	24,681	16,216	9,386
Professional services and other	13,298	8,442	5,550

Total cost of revenue	37,979	24,658	14,936

Gross profit:
Subscription and support	60,414	36,540	20,437
Professional services and other	(2,475)	(2,785)	(2,981)

Total gross profit	57,939	33,755	17,456

Operating expenses:
Research and development	23,321	18,799	10,677
Sales and marketing	62,769	37,776	23,088
General and administrative	18,655	11,388	6,154

Total operating expenses	104,745	67,963	39,919

Loss from operations	(46,806)	(34,208)	(22,463)
Other income (expense), net	(526)	(158)	(137)

Loss before provision for income taxes	(47,332)	(34,366)	(22,600)
Provision for income taxes	28	19	6

Net loss	$(47,360)	$(34,385)	$(22,606)

Net loss per share of common stock, basic and diluted	$(1.92)	$(12.26)	$(9.94)

Shares used in computing net loss per share of common stock, basic and diluted	24,709	2,806	2,274

Comprehensive loss:
Net loss	$(47,360)	$(34,385)	$(22,606)
Other comprehensive income:
Foreign currency translation adjustments	53	26	119

Comprehensive loss	$(47,307)	$(34,359)	$(22,487)

The accompanying notes are an integral part of these consolidated financial statements.

MARKETO, INC.

Consolidated Statements of Stockholders' Equity

(in thousands)

	Convertible Preferred Stock
			Common Stock
					Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2010	21,246	$56,887	2,408	$—	$539	$—	$(25,210)	$32,216
Issuance of convertible preferred stock, net of issuance costs of $66	3,788	49,934	—	—	—	—	—	49,934
Issuance of common stock upon exercise and early exercise of stock options	—	—	296	—	239	—	—	239
Repurchase of common stock	—	—	(8)	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	97	—	—	97
Stock-based compensation expense	—	—	—	—	1,309	—	—	1,309
Net loss	—	—	—	—	—	—	(22,606)	(22,606)
Foreign currency translation adjustments	—	—	—	—	—	119	—	119

Balance as of December 31, 2011	25,034	106,821	2,696	—	2,184	119	(47,816)	61,308
Issuance of common stock and convertible preferred stock to acquire Crowd Factory, Inc.	842	12,300	99	—	748	—	—	13,048
Issuance of common stock upon exercise and early exercise of stock options	—	—	433	—	362	—	—	362
Repurchase of common stock	—	—	(33)	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	233	—	—	233
Stock-based compensation expense	—	—	—	—	2,972	—	—	2,972
Net loss	—	—	—	—	—	—	(34,385)	(34,385)
Foreign currency translation adjustments	—	—	—	—	—	26	—	26

Balance as of December 31, 2012	25,876	119,121	3,195	—	6,499	145	(82,201)	43,564
Issuance of common stock in connection with initial public offering, net of underwriting discounts	—	—	6,659	1	80,505	—	—	80,506
Issuance of common stock in connection with private placement	—	—	500	—	6,500	—	—	6,500
Issuance of common stock in connection with follow-on offering, net of underwriting discounts	—	—	662	—	22,519	—	—	22,519
Issuance of common stock to acquire Insightera Ltd.	—	—	428	—	14,069	—	—	14,069
Cost incurred with registration of common stock issued in connection with acquisition of Insightera	—	—	—	—	(226)	—	—	(226)
Costs incurred with initial public offering and follow-on offering	—	—	—	—	(4,079)	—	—	(4,079)
Conversion of preferred stock to common stock	(25,876)	(119,121)	25,876	3	119,118	—	—	—
Issuance of common stock upon exercise and early exercise of stock options	—	—	1,778	—	4,278	—	—	4,278
Vesting of restricted stock units	—	—	169	—	—	—	—	—
Witholding taxes for the net share settlement of an equity award	—	—	(5)	—	(124)	—	—	(124)
Repurchase of common stock	—	—	(12)	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	655	—	—	655
Stock-based compensation expense	—	—	—	—	8,087	—	—	8,087
Net loss	—	—	—	—	—	—	(47,360)	(47,360)
Foreign currency translation adjustments	—	—	—	—	—	53	—	53

Balance as of December 31, 2013	—	$—	39,250	$4	$257,801	$198	$(129,561)	$128,442

The accompanying notes are an integral part of these consolidated financial statements.

MARKETO, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(47,360)	$(34,385)	$(22,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,621	1,731	644
Stock-based compensation expense	8,075	2,972	1,309
Deferred income taxes	(65)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(12,702)	(4,989)	(5,030)
Prepaid expenses and other current assets	(698)	(203)	(1,181)
Other assets	(46)	(505)	(35)
Accounts payable	2,050	(1,624)	2,248
Accrued expenses and other current liabilities	13,177	3,647	2,244
Deferred revenue	20,438	9,536	6,391
Deferred rent	141	(28)	31

Net cash used in operating activities	(12,369)	(23,848)	(15,985)

Cash flows from investing activities:
Purchase of property and equipment	(11,401)	(4,354)	(1,675)
Cash used in acquisition, net of cash acquired	(6,216)	698	—
Capitalized software development	(459)	—	—

Net cash used in investing activities	(18,076)	(3,656)	(1,675)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discount	80,506	—	—
Proceeds from private placement	6,500	—	—
Proceeds from follow-on offering, net of underwriting discount	22,519	—	—
Proceeds from the sale of convertible preferred stock, net of issuance costs	—	—	49,934
Proceeds from issuance of common stock upon exercise of stock options	4,985	912	464
Repurchase of unvested common stock from terminated employees	(22)	(67)	(2)
Withholding taxes remitted for the net share settlement of an equity award	(124)	—	—
Proceeds from issuance of debt	4,500	3,640	—
Repayment of debt	(582)	—	—
Payment incurred for common stock registration related to acquisition	(35)	—	—
Payment of initial public offering costs and follow-on offering costs	(3,820)	(99)	—

Net cash provided by financing activities	114,427	4,386	50,396

Effect of foreign exchange rate changes on cash and cash equivalents	70	(35)	207

Net increase (decrease) in cash and cash equivalents	84,052	(23,153)	32,943
Cash and cash equivalents—beginning of period	44,247	67,400	34,457

Cash and cash equivalents—end of period	$128,299	$44,247	$67,400

Supplemental disclosures of cash flow information:
Cash paid for interest	$211	$52	$—
Cash paid for income taxes	33	4	—
Supplemental disclosure of noncash investing and financing activities
Conversion of convertible preferred stock into common stock upon initial public offering	119,121	—	—
Convertible preferred stock and common stock issued in connection with acquisitions, including options assumed	14,069	13,048	—
Vesting of early exercise options	655	233	97
Property and equipment acquired through tenant improvement allowance	1,262	—	—

The accompanying notes are an integral part of these consolidated financial statements.

MARKETO, INC.

Notes to Consolidated Financial Statements

1. The Company and Summary of Significant Accounting Policies and Estimates

Business

        Marketo, Inc. (Marketo or the Company) was incorporated in the state of California on January 20, 2006. The Company was reincorporated in the state of Delaware in 2010. The Company operates from its headquarters in San Mateo, California and has operating subsidiaries in Ireland, Australia, Israel and Japan.

        Marketo is a provider of a cloud-based marketing software platform that enables organizations to engage in modern relationship marketing. The Company's software platform is designed to enable the effective management, optimization and analytical measurement of marketing activities, enabling organizations to acquire new customers more efficiently, build stronger relationships with existing customers, improve sales effectiveness and drive faster revenue growth. On this platform, the Company delivers an easy to use, integrated suite of advanced applications. The Company generally offers its services on an annual subscription basis with quarterly or annual payment terms.

Initial Public Offering and Follow-On Offering

        On May 17, 2013, the Company closed its initial public offering (IPO) where it sold 6,968,435 shares of common stock to the public, including the underwriters' overallotment option of 908,926 shares of common stock and 309,509 shares of common stock sold by selling stockholders, at a price of $13.00 per share. In addition, the Company sold 500,000 shares of common stock to funds affiliated with Battery Ventures in a concurrent private placement, at a price of $13.00 per share. The Company received aggregate proceeds of approximately $87.0 million from the IPO and concurrent private placement, net of underwriters' discounts and commissions, but before deduction of offering expenses of approximately $3.4 million. Upon the closing of the IPO, all shares of the Company's outstanding convertible preferred stock automatically converted into 25,876,142 shares of common stock.

        On September 13, 2013, the Company closed its follow-on public offering of 6,000,000 shares of its common stock, which included 662,498 shares of common stock sold by the Company and 5,337,502 shares of common stock sold by selling stockholders. The public offering price of the shares sold in the follow-on offering was $35.50 per share. The Company received aggregate proceeds of approximately $22.5 million from the follow-on offering, net of underwriters' discounts and commissions applicable to the sale of shares by the Company, but before deduction of offering costs of approximately $0.7 million payable by the Company.

        The Company did not receive any proceeds from the sale of shares by the selling stockholders.

        As of December 31, 2013, the Company had 39,249,978 shares of common stock issued and outstanding.

Principles of Consolidation

        The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. and include the consolidated accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

1. The Company and Summary of Significant Accounting Policies and Estimates (Continued)

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

Foreign Currency Translation

        The functional currency of the Company's foreign subsidiaries is their respective local currency. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income. Income and expense accounts are translated at average exchange rates during the year. Foreign currency remeasurement and transaction gains and losses are recorded in other income (expense), net. The Company recognized net foreign currency gains of approximately $0.3 million, $0.1 million and $0.1 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Segments

        The Company's chief operating decision maker is its Chief Executive Officer (CEO), who reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region. Accordingly, the Company has determined that it has a single reportable segment.

Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. Cash equivalents were $124.7 million and $42.5 million as of December 31, 2013 and 2012, respectively, consisting primarily of money market funds.

Allowance for Doubtful Accounts

        Trade accounts receivable are carried at the original invoiced amount less an allowance made for doubtful accounts. The Company maintains an allowance for doubtful accounts based on the probability of future collection. When management becomes aware of circumstances that may decrease the likelihood of collection, it records a specific allowance against amounts due, which reduces the net receivable to the amount that management reasonably believes will be collected. For all other customers, management determines the adequacy of the allowance based on historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with specific accounts. The Company reviews its allowance for doubtful accounts monthly and writes off receivable balances that are deemed to be uncollectible. Increases in the allowance are recorded in

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

1. The Company and Summary of Significant Accounting Policies and Estimates (Continued)

general and administrative expense in the period incurred. The Company does not have any off balance sheet credit exposure related to its customers.

        Below is a summary of the changes in allowance for doubtful accounts for the periods presented:

	Balance at Beginning of Period	Provision, net of Recoveries	Write-offs	Balance at End of Period
	(in thousands)
Year ended December 31, 2011	$82	$321	$(178)	$225
Year ended December 31, 2012	225	362	(251)	336
Year ended December 31, 2013	336	452	(459)	329

Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the asset, which is generally two to three years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or the estimated useful life of the asset or improvement. Depreciation and amortization begins when the asset is ready for its intended use. Cost of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.

Capitalized Software Development Costs

        Costs incurred to develop the Company's cloud-based platform and applications consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software and (b) payroll and payroll-related costs for employees who are directly associated with, and who devote time to, a given project. These costs generally consist of internal labor during configuration, coding and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, it is probable the project will be completed, and the software will be used to perform the functions intended and certain functional and quality standards have been met. Capitalized software development costs are amortized on a straight-line basis over the technology's estimated useful life, which is generally three years. Amortization expense during the years ended December 31, 2013, 2012 and 2011 was $166,000, $143,000 and $181,000 respectively.

        Costs incurred during the operating stage of the Company's software applications relating to upgrades and enhancements that resulted in added functionality are not capitalized because such upgrades and enhancements are essentially maintenance and, because upgrades and enhancements are provided frequently, do not have a useful life longer than one year. Costs that cannot be separated between maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

1. The Company and Summary of Significant Accounting Policies and Estimates (Continued)

Business Combinations

        When the Company acquires businesses, it allocates the purchase price to tangible assets and liabilities, and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

Goodwill and Other Intangible Assets

        The Company records goodwill when the consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment. The Company performs testing for impairment of goodwill at the end of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company conducts a two-step test for impairment of goodwill. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. If the fair value of a reporting unit is less than the reporting unit's carrying value, the Company will perform the second step of the test for impairment of goodwill. During the second step of the test for impairment of goodwill, the Company compares the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss. The Company has determined that there is a single reporting unit for the purpose of goodwill impairment tests. Based on the above, the Company determined that its goodwill was not impaired at December 31, 2013.

        Other intangible assets, consisting of capitalized software development costs, developed technology, domain names, customer relationships and non-compete agreements, are stated at cost less accumulated amortization. All other intangible assets have been determined to have definite lives and are amortized on a straight-line basis over their estimated remaining economic lives, ranging from one to eight and one-half years. Amortization expense related to capitalized software development costs and developed technology is included in research and development expense. Amortization expense related to customer relationships and non-compete agreements is included in sales and marketing expense. Amortization expense related to domain names is included in general and administrative expense.

Long-Lived Assets

        The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of its long-lived assets, including property and equipment and identifiable intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flow. If the future undiscounted cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

1. The Company and Summary of Significant Accounting Policies and Estimates (Continued)

on the excess of the carrying amount over the fair value of the assets. The Company did not recognize impairment charges on its long-lived assets during any of the periods presented.

Concentration of Credit Risk and Significant Customers

        The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits exceed federally insured limits. The Company generally does not require collateral from its customers and generally requires payment 30 days from the invoice date. The Company's accounts receivable are derived from revenue earned from customers located primarily in North America and Europe. The Company periodically evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses as necessary, based on the age of the receivable and collection experience.

        No single customer accounted for more than 10% of accounts receivable as of December 31, 2013 and 2012. No single customer accounted for 10% or more of total revenue during the years ended December 31, 2013, 2012 or 2011.

Revenue Recognition

        The Company derives its revenue from two sources:

          (1)   Subscription and support revenue.    Subscription and support revenue consists of subscription fees from customers accessing the Company's cloud-based software platform and applications, as well as related customer support services; and

          (2)   Professional services and other revenue.    Professional services and other revenue consists of fees associated with providing expert services that educate and assist the Company's customers on the best use of the Company's solutions as well as assist in the implementation of the Company's solution.

        Revenue recognition commences when all of the following conditions are met:

  •
  Persuasive evidence of an arrangement exists;

  •
  Delivery or performance has occurred;

  •
  Fees are fixed or determinable; and

  •
  Collectability is reasonably assured.

        In the majority of instances, revenue from new customers is generated under sales agreements with multiple elements, comprised of subscription and support fees from customers accessing the Company's cloud-based platform and applications and professional consultation services. The Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has stand-alone value and delivery of the undelivered element is probable and within the Company's control. Subscription and support have stand-alone value because they are routinely sold separately by the Company. Most of the professional services have stand-alone value because the Company has sold professional services separately, and there are several third party vendors that routinely provide similar professional services to the Company's customers on a stand-alone basis. Prior to the fourth quarter of

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

1. The Company and Summary of Significant Accounting Policies and Estimates (Continued)

2011, some of the Company's professional services did not have stand-alone value because they were sold together with the subscription and support services. As such revenue was recognized ratably over the related subscription period, not to exceed billings amounts.

        In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13), which amended the previous multiple deliverable arrangements' accounting guidance. ASU 2009-13 amended the accounting standards for multiple-element revenue arrangements to:

        Provide updated guidance on whether multiple deliverables exist, how the elements in an arrangement should be separated, and how the consideration should be allocated;

        Require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of each element if a vendor does not have vendor specific objective evidence of selling price (VSOE) or third party evidence of selling price (TPE); and

        Eliminate the use of the residual method and require a vendor to allocate revenue using the relative selling price method, which eliminated the requirement to have VSOE of fair value on undelivered elements for revenue recognition.

        The Company adopted this accounting guidance prospectively beginning January 1, 2011, for applicable arrangements entered into or materially modified on or after January 1, 2011 (the beginning of the Company's fiscal year).

        Prior to the adoption of ASU 2009-13, the Company was not able to establish VSOE of fair value for the undelivered elements, which in most instances was subscription and support services. As a result, the Company typically recognized subscription, support and professional services revenue ratably over the subscription and support contract period and presented subscription and support revenue and professional services revenue in the consolidated statements of operations and comprehensive loss based on the respective contractual prices.

        As a result of the adoption of ASU 2009-13, the Company allocates total arrangement fees to each element in a multiple-element arrangement based on the relative selling price hierarchy of each element. The amount of arrangement fee allocated to each element is limited by contingent revenue, if any.

        The relative selling price hierarchy consists of the following: Selling price for a deliverable is based on its 1) VSOE, if available, 2) TPE, if VSOE is not available, or 3) ESP, if neither VSOE nor TPE is available. Because the Company has been unable to establish VSOE or TPE for the elements of its arrangements, the Company establishes the ESP for each element primarily by considering the median of actual sales prices of each type of subscription and support sold and the weighted average of actual sales prices of professional services sold. For subscription and support arrangements, management considered other factors such as database sizes, pricing practices and market considerations.

        Subscription and support revenue is recognized commencing upon delivery of the Company's cloud-based services, which is the date a new subscription is provisioned and made available to a new customer, or new or expanded capabilities are provisioned and added to an existing subscription, provided that all of the other revenue recognition criteria are first met, referred to as the "Commencement Date". Subscription and support revenue is recognized from the Commencement

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

1. The Company and Summary of Significant Accounting Policies and Estimates (Continued)

Date ratably thereafter over the remaining contractual term, which is generally three to 36 months. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

        Professional services and other have stand-alone value from the related subscription services. The majority of the Company's professional services contracts are offered on a time and material basis. When these services are not combined with subscription and support revenue in a multiple-element arrangement, services revenue is recognized as the services are rendered. In 2011, the Company's professional services also consisted of a small number of fixed price contracts, where revenue is recognized on a proportional performance method, based on input measures, which include making reasonably dependable estimates of the total effort to complete the project. Certain standard and non-standard professional service arrangements include customer acceptance provisions. Services provided under arrangements that include customer acceptance provisions are typically provided on a time and material basis, and the revenue is deferred and recognized upon customer acceptance of the service deliverable.

        The Company's professional services also consist of short-term implementation services, which are offered at a flat fee. The enablement services teams assist customers with standard adoption procedures for the Company's platform. Because such enablement services typically are completed within a short period (usually one to ten days), the Company recognizes revenue from this service upon completion. The implementation services consist of short-term (usually spanning approximately 90 days) "use it or lose it", services to assist customers with standard implementation and to implement the customer's first marketing campaign which are offered at a flat fee. Such flat fees are recognized ratably over the 90 day period.

        Education revenue is recognized after the services are performed.

        The Company's time and material and fixed price professional service contracts are generally delivered within one year from the date of the arrangement.

        At December 31, 2011, the Company's deferred professional services under the previous accounting guidance were not significant.

        Sales and other taxes collected from customers to be remitted to government authorities are excluded from revenue.

Cost of Revenue

        Cost of subscriptions, support, professional services and other revenue are expensed as incurred. Cost of subscription and support revenue primarily consists of expenses related to hosting the Company's service and providing support to the Company's customers. These expenses are comprised of data center operations costs and personnel and related costs directly associated with the Company's cloud infrastructure, customer support and customer success organizations, including salaries, benefits, bonuses and stock-based compensation, as well as allocated overhead. Overhead associated with facilities and depreciation, excluding depreciation related to the Company's data center infrastructure, is allocated to cost of revenue and operating expenses based on headcount. Cost of professional services and other revenue consists primarily of personnel and related costs directly associated with the Company's professional services and training organizations, including salaries, benefits, bonuses and

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

1. The Company and Summary of Significant Accounting Policies and Estimates (Continued)

stock-based compensation, the costs of sub-contracted third-party vendors, as well as allocated overhead.

Deferred Revenue

        Deferred revenue consists of billings or payments received in advance of revenue recognition and are recognized as the revenue recognition criteria are met. The Company generally invoices its customers annually or in quarterly installments payable in advance. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year, noncancelable arrangements. The current portion of deferred revenue represents the amount that is expected to be recognized as revenue within one year from the balance sheet date. In all of the years presented, the Company did not have any long-term deferred revenue.

Commissions

        Sales and marketing commissions are recognized as an expense generally at the time the customer order is signed. Substantially all of the effort by the sales and marketing organization is expended through the time of closing the sale with limited or no involvement thereafter. Commissions paid are subject to clawback by the Company in the event the customer fails to make payment on the agreement.

Warranties and Indemnification

        The Company's cloud-based software platform and applications are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and materially in accordance with the Company's on-line help documentation under normal use and circumstances.

        The Company includes service level commitments to its customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that the Company fails to meet those levels. To date, the Company has not incurred any material costs as a result of such commitments and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

        The Company's arrangements include provisions indemnifying customers against liabilities if the Company's products infringe a third-party's intellectual property rights. The Company has not incurred any costs as a result of such indemnification and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

        The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of those persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person's service as a director or officer, including any action by the Company, arising out of that person's services as the Company's director or officer or that person's services provided to any other company or enterprise at the Company's request. The Company maintains director and officer insurance coverage that may enable the Company to recover a portion of any future indemnification amounts paid.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

1. The Company and Summary of Significant Accounting Policies and Estimates (Continued)

Advertising Costs

        Advertising costs are expensed as incurred. For the years ended December 31, 2013, 2012 and 2011, advertising expenses were $1.5 million, $1.2 million and $1.0 million, respectively.

Stock-Based Compensation

        The Company uses the fair value method for recording stock-based compensation. Stock-based compensation cost for stock options is estimated at the grant date based on each option's fair-value as calculated by the Black-Scholes option-pricing model. The Company recognizes compensation cost for stock option grants on a straight-line basis over the requisite service period for the entire award.

        Stock-based compensation cost for restricted stock units (RSUs) is measured based on the fair value of the underlying shares on the date of grant. All RSUs are subject to a time-based vesting condition and some were also subject to a performance-based vesting condition, both of which must be satisfied before the RSUs are vested and settled for shares of common stock. The time-based vesting condition generally ranges from 2 to 4 years. The performance-based vesting condition was satisfied upon the occurrence of the Company's initial public offering. For the awards which were also subject to a performance-based vesting condition, no expense was recognized until the performance condition was satisfied. With respect to those performance-based RSUs which met the time-based vesting condition, those RSUS did not cancel when service to the Company was terminated; however, those shares did not vest until the performance-based vesting condition was met. RSUs that had not satisfied the time-based vesting condition as of termination of employment were automatically forfeited. All RSUs will expire 7 years from the grant date if not previously settled for shares of common stock.

Income Taxes

        The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

        Compliance with income tax regulations requires the Company to make decisions relating to the transfer pricing of revenue and expenses between each of its legal entities that are located in several countries. The Company's determinations include many decisions based on management's knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third parties. The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. The Company may be periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews may include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves when it is more likely than not that an uncertain tax position will not be sustained upon examination by a taxing authority. Such estimates are subject to change. See Note 10, "Income Taxes".

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

1. The Company and Summary of Significant Accounting Policies and Estimates (Continued)

Net Loss per Share Attributable to Common Stockholders

        Basic and diluted net loss per share of common stock is presented in conformity with the two-class method required for participating securities. Holders of Series A, B, C, D, E, F and G convertible preferred stock were each entitled to receive noncumulative dividends out of any funds legally available, when, as and if declared by the board of directors, payable prior and in preference to any dividends on any shares of the Company's common stock. The dividend rates for Series A, B, C, D, E, F and G convertible preferred stock were $0.08, $0.12, $0.20, $0.379, $0.5326, $1.056, and $1.168 per share, respectively. In the event a dividend is paid to common stockholders, the holders of the Series A, B, C, D, E, F and G convertible preferred stock were entitled to a proportionate share of any such dividends as if they were holders of common stock (on an as-if converted basis).

        Under the two-class method, net income (loss) attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period convertible preferred stock non-cumulative dividends, between common stock and preferred stock. In computing diluted net income (loss) attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Basic net income (loss) per share of common stock is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Unvested common shares resulting from the early exercises of stock options are excluded from the calculation of the weighted average common shares until they vest as they are subject to repurchase until they are vested. Those shares are added to the calculation of the weighted average common shares outstanding as they vest. Diluted net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of potential common shares for the period determined using the treasury stock method. For purposes of this calculation, convertible preferred stock, options to purchase common stock and restricted stock units are considered to be potential dilutive common shares, but have been excluded from the calculation of diluted net loss per share of common stock as their effect is antidilutive for all periods presented. Holders of convertible preferred stock and holders of stock subject to repurchase did not have a contractual obligation to share in the losses of the Company.

        Given the Company is in a loss position for all periods presented, the Company has not allocated losses to any series of convertible preferred stock.

Recently Issued Accounting Pronouncements

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

        In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

1. The Company and Summary of Significant Accounting Policies and Estimates (Continued)

Credit Carryforward Exists. This amendment clarifies the guidance on the presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The Company does not believe the adoption of this update will have a material impact to the consolidated financial position, results of operations, or cash flows.

2. Acquisition

Insightera

        On December 19, 2013, the Company completed its acquisition of Insightera Ltd. (Insightera), a company organized under the laws of the State of Israel. Insightera, a SaaS company, provides a platform that allows its customers to track and compile data about users visiting their internet websites with the purpose of displaying the website information which is personalized in response to the data.

        As a result of the acquisition, the Company acquired all of the issued and outstanding shares of Insightera, and Insightera became a wholly owned subsidiary of the Company. Consideration consisted of $9.8 million of cash and 427,761 shares of common stock of the Company valued at the closing market price of $32.89. Of the issuable shares, 137,252 shares of the Company's common stock are held in escrow and are expected to be released from escrow no later than 18 months from the closing of the acquisition. Additionally, these employees were also granted 139,464 RSUs valued at approximately $6.1 million in January 2014.

        The acquisition was accounted for using the acquisition method of accounting under which assets and liabilities of Insightera were recorded at their respective fair values including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets.

        During fiscal 2013, the Company incurred $0.7 million in transaction costs related to the acquisition, which primarily consisted of legal, accounting and valuation-related expenses. These expenses were recorded in general and administrative expense in the accompanying Consolidated Statements of Operations and Comprehensive Loss. Additionally, the Company incurred approximately $0.2 million in costs associated with registering the common stock issued in connection with the acquisition. These costs have been recorded as a reduction in additional paid in capital.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

2. Acquisition (Continued)

        The total purchase price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date of the acquisition based upon their respective fair values. The Company expects to continue to obtain information to assist it in determining the fair values of the net assets acquired during the measurement period, which is up to one year from the acquisition date. The preliminary purchase price allocation is as follows:

Purchase Price Allocation (in thousands)
Tangible assets:
Cash and cash equivalents	$3,624
Accounts receivable	46
Other current assts	60
Property and equipment	71
Other assets	13

Total tangible assets	3,814

Liabilities assumed:
Accounts payable and accrued liabilities	(391)
Deferred revenues	(116)
Other long-term liabilities	(27)

Total liabilities assumed	(534)

Deferred tax liability	(374)
Intangible assets	4,600
Goodwill	16,404

Total preliminary purchase price	$23,910

        Each component of identifiable intangible assets acquired in connection with the above acquisition are as follows:

	Estimated Useful Life (in years)	Amount (in thousands)
Developed technology	4	$3,650
Domain names	3	250
Customer relationships	3	700

Total intangible assets		$4,600

        Insightera's results of operations have been included in the Company's consolidated financial statements subsequent to the date of the acquisition. Since the closing date of the acquisition, Insightera contributed approximately $15,000 and $0.2 million to the Company's total revenues and net losses, respectively.

        Pro forma results of operations have not been presented because the effect of this acquisition was not material to the consolidated financial statements.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

2. Acquisition (Continued)

Crowd Factory

        On April 17, 2012, the Company completed its acquisition of Crowd Factory, Inc. (Crowd Factory). Crowd Factory is a SaaS social campaign management platform that helps marketers accelerate social and word-of-mouth marketing, grow their marketing databases with unique social profiles and attract new customers.

        The transaction was valued at approximately $13.0 million, which included 842,458 shares of newly issued Series G convertible preferred stock valued at approximately $12.3 million, of which 12 percent or 101,095 shares, was withheld in escrow; 98,923 shares of common stock valued at approximately $453,000, of which 12 percent or 11,872 shares, was withheld in escrow; and the assumption of options to exercise 89,405 shares of common stock valued at approximately $295,100. Escrow shares were withheld for twelve months from acquisition date in order to protect the Company from certain indemnified losses that may arise from any inaccuracies or breach of any of Crowd Factory's general representations and warranties as of the acquisition date, other than certain fundamental representations.

        The total purchase price was allocated to the net assets acquired based upon their fair values as of April 17, 2012 as set forth below. The excess of the purchase price over the net assets acquired was recorded as goodwill. The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date.

	Esimated Life (Years)	Purchase Price Allocation (in thousands)
Net tangible assets acquired		$481
Intangible assets:
Developed technology	4.5	1,300
Domain names	7	700
Customer relationships	8.5	900
Non-compete agreements	2	130
Goodwill		9,537

Total purchase price		$13,048

        The Company paid change in control bonuses of approximately $850,000 to former Crowd Factory employees hired by Marketo which were expensed as incurred. These employees were also granted 308,218 RSUs valued at approximately $1.4 million under the terms described at Note 8 to the consolidated financial statements.

        Intangible assets are being amortized on a straight-line basis over an estimated useful life ranging from two to eight and one-half years.

        Pro forma results of operations have not been presented because the effect of this acquisition was not material to the consolidated financial statements.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

3. Fair Value of Financial Instruments

        The Company measures certain financial assets at fair value. Fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy, as follows:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

  •
  Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

        The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

        For certain other financial instruments, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

        As of December 31, 2013 and December 31, 2012 financial assets stated at fair value on a recurring basis were comprised of money market funds and certificates of deposit included within cash and equivalents. In general, and where applicable, the Company uses quoted prices in active markets for identical assets or liabilities to determine fair value. The Company applied this valuation technique to measure the fair value of the Company's Level 1 investments, such as money market funds. The fair value of the Company's investments in certain money market funds is their carrying value. Money market funds consist of cash equivalents with remaining maturities of three months or less at the date of purchase.

        If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then the Company uses quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. The Company classifies its certificates of deposit as having Level 2 inputs. The Company obtains the fair value of Level 2 financial instruments from its bank, which uses pricing data which may include quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The bank then analyzes gathered pricing inputs and applies proprietary valuation techniques, such as weighted average pricing or pricing models such as discounted cash flow techniques to provide the Company with a fair valuation of each security.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

3. Fair Value of Financial Instruments (Continued)

        The fair value of these financial assets was determined using the following inputs for the periods presented:

	December 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$121,466	$—	$—	$42,446	$—	$—
Certificates of deposit	—	3,219		—	25

Total	$121,466	$3,219	$—	$42,446	$25	$—

4. Balance Sheet Components

Cash and Cash Equivalents

        Cash and cash equivalents consist of the following:

	December 31,
	2013	2012
	(in thousands)
Cash	$3,614	$1,776
Cash equivalents
Money market funds	121,466	42,446
Certificates of deposit	3,219	25

	124,685	42,471

Total	$128,299	$44,247

Property and Equipment, Net

        Property and equipment, net consists of the following:

	December 31,
	2013	2012
	(in thousands)
Computer equipment	$12,919	$4,385
Software	2,314	788
Office furniture	1,318	803
Leasehold improvements	2,993	986
Construction in progress	51	542

Total property and equipment	19,595	7,504
Less accumulated depreciation	(5,739)	(1,887)

Property and equipment, net	$13,856	$5,617

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

4. Balance Sheet Components (Continued)

Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities are as follows:

	December 31,
	2013	2012
	(in thousands)
Accrued bonuses, commissions and wages	$12,321	$4,737
Accrued ESPP	3,278	—
Accrued vacation	2,202	1,502
Accrued marketing expenses	1,062	395
Accrued legal, consulting and audit fees	672	282
Accrued employee expense reimbursement	643	145
Accrued sales and other taxes	638	543
Liability payable for unvested stock options exercises	552	523
Accrued sales awards	320	180
Accrued other	1,367	638

Total	$23,055	$8,945

Changes in Accumulated Other Comprehensive Income

        Changes in accumulated other comprehensive income are as follows:

	Foreign Currency Items	Total
	(in thousands)
Beginning balance at January 1, 2013	$145	$145
Other comprehensive income before reclassfications	53	53
Amounts reclassified from accumulated other comprehensive income	—	—

Ending balance at December 31, 2013	$198	$198

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

5. Goodwill and Intangible Assets

        Goodwill and intangible assets consisted of the following for the periods presented below:

	December 31, 2013 (in thousands)	Weighted Average Remaining Useful Life (in years)	December 31, 2012 (in thousands)	Weighted Average Remaining Useful Life (in years)
Developed technology	$4,950	3.9	$1,300	4.8
Domain names	950	4.5	700	6.3
Customer relationships	1,600	4.9	900	7.8
Non-compete agreements	130	0.3	130	1.3
Capitalized software development costs	1,355	1.3	877	0.8

	8,985		3,907
Less accumulated amortization	(1,890)		(1,173)

Intangible assets, net	7,095		2,734
Goodwill	25,941		9,537

Goodwill and intangible assets, net	$33,036		$12,271

        The Company capitalized approximately $478,000 and $0 of software development costs in 2013 and 2012, respectively.

        Amortization expense for the periods presented below was as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Amortization expense	$717	$540	181

        Based on the carrying amount of intangible assets as of December 31, 2013, the estimated future amortization is as follows (in thousands):

	Years Ended December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Developed Technology	$1,141	$1,141	$1,141	$1,056	$—	$—	$4,479
Domain Names	183	183	180	100	100	30	776
Customer Relationships	339	339	330	106	106	189	1,409
Non-compete Agreements	19	—	—	—	—	—	19
Capitalized Software Development Costs	287	125	—	—	—	—	412

Total	$1,969	$1,788	$1,651	$1,262	$206	$219	$7,095

6. Credit Facility

        On May 21, 2012, the Company entered into a loan and security agreement with a bank related to an equipment facility providing the Company with an equipment line of up to $4.0 million (Original Line of Credit). On June 6, 2013, the Company entered into a first amendment to the loan and security

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

6. Credit Facility (Continued)

agreement, which provided an additional line of credit for advances of up to an aggregate of $4.5 million (New Line of Credit). The interest rate associated with the Original Line of Credit and New Line of Credit is the greater of 4% or 0.75 of a percentage point above the prime rate, as determined on the applicable funding date. For each equipment advance, the Company will pay interest only for approximately nine months. Subsequently, the Company will make thirty-six equal monthly payments of principal and interest. The loan is secured by a security interest on substantially all of the Company's assets, including the equipment purchased with the advances, and excludes the Company's intellectual property. The loan and security agreement contains customary affirmative and negative covenants, including, among other things, maintaining certain business performance levels and limitations on disposal of assets, certain fundamental business changes, incurrences of debt, incurrences of liens, payments of dividends, repurchases of stock and engaging in affiliate transactions, in each case subject to certain exceptions. The loan and security agreement also contains customary events of default including, among other things, that during the existence of an event of default, interest on the obligations could be increased by 5%. As of December 31, 2013, the Company was in compliance with certain covenants and subsequently received a waiver for the remaining covenant. As of December 31, 2013, the outstanding loan balance was $7.6 million.

        Contractual future repayments in relation to the above credit facility are as follows for the years ending December 31:

	Principal	Interest	Total
	(in thousands)
2014	$2,187	$272	$2,459
2015	2,719	168	2,887
2016	2,174	62	2,236
2017	479	4	483

Total	$7,559	$506	$8,065

7. Commitments and Contingencies

Leases

        The Company leases its office facilities in San Mateo, California, Portland, Oregon, Dublin, Ireland, Sydney, Australia, and Israel under operating lease agreements expiring in 2018. Under terms of the leases, the Company is responsible for certain insurance, property taxes, and maintenance expenses. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight line basis over the terms of the leases. The difference between required lease payments and rent expense has been recorded as deferred rent. Deferred rent as of December 31, 2013 and 2012 of $1,551,000 and $148,000, respectively, are all long-term.

        Rent expense under these operating leases was approximately $2,724,000, $1,488,000 and $798,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

7. Commitments and Contingencies (Continued)

        As of December 31, 2013, the Company had no capital leases. As of December 31, 2013, future minimum operating lease payments are as follows for the year ending December 31 (in thousands):

2014	$3,340
2015	3,466
2016	2,456
2017	261
2018 and Thereafter	200

Total	$9,723

Contractual Obligations and Commitments

        Contractual agreements with third parties consist of co-location hosting services, software licenses, maintenance and support for our operations. As of December 31, 2013, future payments for non-cancellable contractual agreements are $3.4 million and $1.2 million in 2014 and 2015, respectively.

Legal Proceedings

        On May 17, 2013, iHance, Inc. filed a complaint against the Company in the United States District Court for the Northern District of California, alleging that a salesperson email tracking feature in the Marketo Sales Insight application infringed upon certain of iHance's patents. On November 25, 2013, the Company entered into a confidential Settlement Agreement with iHance pursuant to which it agreed to pay $950,000 to iHance in exchange for iHance's release of all claims against the Company arising prior to November 25, 2013 and iHance's covenant not to sue the Company alleging that the Marketo Sales Insight application infringes upon the patents that were the subject of the complaint. On November 27, 2013, iHance's claim against the Company was dismissed with prejudice by the United States District Court, Northern District of California.

        From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on the Company's business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

8. Stockholder's Equity and Stock Based Compensation

Convertible Preferred Stock

        Upon the closing of the IPO on May 17, 2013, all outstanding convertible preferred stock was converted into 25,876,142 shares of common stock on a one-to-one basis. No remaining convertible preferred stock was outstanding as of December 31, 2013.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

8. Stockholder's Equity and Stock Based Compensation (Continued)

        The following table summarizes convertible preferred stock authorized and issued and outstanding as of December 31, 2012:

	Shares Authorized	Shares Issued and Outstanding	Net Proceeds	Aggregate Liquidation Preference
			(in thousands)
Series A	10,970,000	5,485,000	$5,487	$5,485
Series B	14,492,754	7,246,376	9,946	10,000
Series C	5,296,950	2,648,474	6,543	6,600
Series D	4,220,603	2,110,300	9,971	10,000
Series E	7,511,318	3,755,658	24,940	25,000
Series F	7,575,758	3,787,876	49,934	50,000
Series G	1,684,930	842,458	—	12,300

Total	51,752,313	25,876,142	$106,821	$119,385

        No cash proceeds were received from the issuance of 842,458 shares of the Company's Series G as such shares with aggregate value of approximately $12.3 million were issued in connection with the acquisition of Crowd Factory.

        The rights, preference and privileges of the convertible preferred stock were as follows:

Dividends

        The holders of the Series A, B, C, D, E, F and G convertible preferred stock were entitled to receive noncumulative dividends at the rate of $0.08, $0.12, $0.20, $0.379, $0.5326, $1.056 and $1.168 per share, per annum, respectively, when and if declared by the board of directors, prior and in preference to dividends on common stock. The holders of the Series A, B, C, D, E, F and G convertible preferred stock were also entitled to participate in dividends on common stock held on an as-if converted basis. No dividends on convertible preferred stock or common stock have been declared by the board of directors as of December 31, 2012.

Liquidation Preferences

        Prior to the IPO, in the event of a liquidation or sale of the Company, either voluntary or involuntary, the holders of the Series A, B, C, D, E, F and G convertible preferred stock would have been entitled to receive, prior and in preference to any distribution to the holders of common stock, $1.00, $1.38, $2.492, $4.73866, $6.65662, $13.20 and $14.60 per share, respectively, plus all declared and unpaid dividends. If the assets legally available were insufficient to satisfy the entire liquidation preference of all series of convertible preferred stock, the funds would have been distributed ratably to the holders of Series A, B, C, D, E, F and G convertible preferred stock. Any remaining assets beyond those needed to satisfy the liquidation preferences described above would have been distributed pro rata among the holders of Marketo common stock and preferred stock (other than Series G preferred stock), assuming full conversion of such preferred stock into Marketo common stock, up to the applicable Participation Cap for holders of Marketo preferred stock. The "Participation Cap" was $3.00 for the Series A preferred stock, $4.14 for Series B preferred stock, $7.476 for Series C Preferred Stock, $14.21598 for Series D preferred stock, $19.96986 for Series E preferred stock and $39.60 for

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

8. Stockholder's Equity and Stock Based Compensation (Continued)

Series F preferred stock (each as adjusted for any stock splits, stock dividends, combinations, subdivisions, recapitalizations or the like). The holders of Series G preferred stock (the preferred stock issued to holders of Company preferred stock in connection with the Crowd Factory acquisition) did not have any liquidation preference participation rights. If there were assets available for distribution, after the applicable Participation Cap had been met for each relevant series of Marketo preferred stock, such assets would have been distributed on a pro rata basis to the holders of Marketo common stock.

Conversion Rights

        Prior to the IPO, each share of Series A, B, C, D, E, F and G convertible preferred stock was convertible at the option of the holder into shares of common stock at any time. The conversion rate for the Series A, B, C, D, E, F and G convertible preferred stock was equal to the quotient obtained by dividing the applicable original issue price by the applicable conversion price in effect at the time of conversion. The issue price for the Series A, B, C, D, E, F and G convertible preferred stock was $1.00, $1.38, $2.492, $4.73866, $6.65662, $13.20 and $14.60 per share, respectively, as adjusted for stock splits, stock dividends, combinations, subdivisions, recapitalizations or similar transactions. The conversion price of the Series A, B, C, D, E, F and G convertible preferred stock was equal to the applicable original issue price as adjusted for certain dilutive issuances, splits and combinations.

        Each share of Series A, B, C, D, E, F and G convertible preferred stock automatically converted into shares of common stock at the then-effective conversion rate upon the Company's IPO.

Voting Rights

        Holders of shares of Series A, B, C, D, E, F and G convertible preferred stock had voting rights equal to the number of shares of common stock into which their respective preferred shares were then convertible.

Stock Option Plans

2006 Plan

        The Company's Board of Directors (Board) and the Company's stockholders adopted the 2006 Stock Plan (2006 Plan) in October 2006. The 2006 Plan was most recently amended in May 2013. The 2006 Plan was terminated in connection with the IPO, and accordingly, no shares will be available for issuance under this plan. The 2006 Plan will continue to govern outstanding awards granted thereunder. The 2006 Plan provided for the grant of incentive stock options and nonqualified stock options. As of December 31, 2013, options to purchase 6,217,668 shares of common stock and 163,860 restricted stock units remained outstanding under the 2006 Plan.

2013 Equity Incentive Plan

        The Board adopted, and the Company's stockholders approved, a 2013 Equity Incentive Plan (2013 Plan). The 2013 Plan was effective May 16, 2013. The 2013 Plan provides for the grant of incentive stock options, to the Company's employees and any parent and subsidiary corporations' employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company's employees, directors and

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

8. Stockholder's Equity and Stock Based Compensation (Continued)

consultants and the Company's subsidiary corporations' employees and consultants. In addition, the shares reserved for issuance under the 2013 Plan also include (a) those shares reserved but unissued under the 2006 Stock Plan (2006 Plan), and (b) shares returned to the 2006 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2013 Plan pursuant to (a) and (b) is 9,119,341 shares). The number of shares available for issuance under the 2013 Plan will also include an annual increase on the first day of each fiscal year beginning in 2014, equal to the least of:

  •
  3,250,000 shares;

  •
  5% of the outstanding shares of common stock as of the last day of the Company's immediately preceding fiscal year; or

  •
  such other amount as the Company's Board of Directors may determine.

        If an award expires or becomes unexercisable without having been exercised in full, is surrendered pursuant to an exchange program, or, with respect to restricted stock, restricted stock units, performance units or performance shares, is forfeited to or repurchased due to failure to vest, the unpurchased shares (or for awards other than stock options or stock appreciation rights, the forfeited or repurchased shares) will become available for future grant or sale under the 2013 Plan. With respect to stock appreciation rights, the net shares issued will cease to be available under the 2013 Plan and all remaining shares will remain available for future grant or sale under the 2013 Plan. Shares used to pay the exercise price of an award or satisfy the tax withholding obligations related to an award will become available for future grant or sale under the 2013 Plan. To the extent an award is paid out in cash rather than shares, such cash payment will not result in reducing the number of shares available for issuance under the 2013 Plan. Options under the 2013 Plan may be exercised for periods of up to ten years from the grant date.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

8. Stockholder's Equity and Stock Based Compensation (Continued)

Summary of Stock Option Activity

        A summary of the Company's stock option activity for all stock option plans for fiscal 2013 is as follows:

	OPTIONS OUTSTANDING
	Shares Available for Grant (in thousands)	Number of Stock Options Outstanding (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2012	928	6,581	$3.21	8.08	$11,431
Additional shares authorized	4,502
Granted	(2,225)	2,225	9.44
Exercised	—	(1,778)	2.80
Repurchased	18	—	8.34
RSUs granted, net of cancellations/forfeitures	(422)	—
Options Cancelled/Forfeited	685	(685)	4.83

Balance as of December 31, 2013	3,486	6,343	5.33	7.98	$201,305

Exercisable as of December 31, 2013		5,994	$4.86	8.09	$193,064

Vested and expected to vest as of December 31, 2013		6,227	$5.35	7.97	$197,535

        The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing price of $37.07 as of December 31, 2013 for options that were in-the-money as of that date.

        Option awards generally vest over a four year period, with 25% vesting after one year from date of grant and monthly thereafter. Stock options granted under our 2006 Plan provided employee option holders with an early exercise provision, where in the event of termination any unvested shares purchased are subject to repurchase by the Company at the original purchase price. This right of repurchase lapses as the option vests. Options exercisable as of December 31, 2013 include options that are exercisable prior to vesting.

        The weighted average grant date fair value of options granted and the total intrinsic value of options exercised during the periods presented were as follows (in thousands, except weighted average grant date fair value):

	Years ended December 31,
	2013	2012	2011
Weighted average grant date fair value	$5.08	$2.69	$1.77
Total intrinsic value of options exercised	$38,241	$948	$567

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

8. Stockholder's Equity and Stock Based Compensation (Continued)

        The total estimated grant date fair value of options vested during the years ended December 31, 2013, 2012 and 2011 was $4,190,000, $3,122,000 and $740,000, respectively.

        Additional information regarding options outstanding as of December 31, 2013 is as follows:

Range of Exercise Prices		Shares Outstanding (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Shares Exercisable (in thousands)	Weighted Average Exercise Price
$0.12	$1.50	808	6.01	$1.07	773	$1.11
2.38	2.38	970	7.22	2.38	970	2.38
2.74	4.24	714	7.75	3.70	667	3.66
4.56	4.56	1,182	7.99	4.56	1,040	4.56
4.74	5.44	606	8.48	4.79	606	4.79
7.42	7.42	1,608	8.91	7.42	1,608	7.42
9.24	12.00	329	9.31	11.98	329	11.98
17.66	17.66	19	9.46	17.66	—	—
32.65	32.65	22	9.79	32.65	—	—
32.99	32.99	85	9.87	32.99	—	—

0.12	32.99	6,343	7.98	5.33	5,994	4.86

Determining Fair Value of Stock Options

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used to estimate the fair value of options granted to employees:

	Year Ended December 31,
	2013	2012	2011
Expected term (in years)	6	6	6
Risk-free interest rate	0.86% - 1.78%	1.02%	2.14%
Expected volatility	57% - 58%	65%	84%
Expected dividend rate	0%	0%	0%

        The assumptions are based on the following for each of the periods presented:

        Expected Term—The Company estimates the expected term consistent with the simplified method identified by the SEC. The Company elected to use the simplified method because of its limited history of stock option exercise activity and its stock options meet the criteria of the "plain-vanilla" options as defined by the SEC. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award.

        Volatility—Since the Company has limited trading history by which to determine the volatility of its own common stock price, the expected volatility being used is derived from the historical stock volatilities of a representative industry peer group of comparable publicly listed companies over a period approximately equal to the expected term of the options.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

8. Stockholder's Equity and Stock Based Compensation (Continued)

        Risk Free Interest Rate—The risk free interest rate is based on U.S. Treasury zero coupon issues with remaining terms similar to the expected term on the options.

        Expected Dividend—The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

        Forfeiture—The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All service based stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

Restricted Stock Units

        A summary of the Company's RSU activity and related information for fiscal 2013 is as follows:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2012	328	$4.58	$2,437
RSUs Granted	474	28.69	—
RSUs Vested	(169)	4.57	—
RSUs Repurchased	—	—	—
RSUs Cancelled/Forfeited	(51)	23.32	—

Balance as of December 31, 2013	582	$22.57	$21,579

        The aggregate intrinsic value of RSUs outstanding at December 31, 2013 was determined using the Company's closing stock price of $37.07 per share as of December 31, 2013.

        During 2013 and 2012 the Company granted RSUs to certain employees. All RSUs are subject to a time-based vesting condition and some are also subject to performance-based vesting condition, both of which must be satisfied before the RSUs are vested and settled for shares of common stock. The time-based vesting condition generally ranges from 2 to 4 years. The performance-based vesting condition is satisfied upon the occurrence of a sale event or the completion of the Company's IPO. Stock-based compensation expense associated with the performance-based RSUs is recognized if the performance-based vesting condition is considered probable of achievement. Recognition of compensation expense for these performance-based RSUs commenced during the second quarter of 2013 upon the IPO of the Company, which satisfied the performance condition. During fiscal 2013, the Company recognized approximately $1.3 million in stock based compensation associated with these performance-based RSUs.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

8. Stockholder's Equity and Stock Based Compensation (Continued)

        The weighted average grant date fair value of RSUs granted and the total intrinsic value of RSUs that vested during the periods presented were as follows (in thousands, except weighted average grant date fair value):

	Years ended December 31,
	2013	2012	2011
Weighted average grant date fair value	$28.69	$4.58	$—
Total intrinsic value of vested RSUs	$2,479	$—	$—

        The aggregate grant date fair value of RSUs vested during fiscal 2013 was approximately $0.8 million.

Employee Stock Purchase Plan

        The Board adopted, and the Company's stockholders approved, a 2013 Employee Stock Purchase Plan (ESPP). The ESPP became effective on May 1, 2013. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning in fiscal 2014, equal to the lesser of:

  •
  1% of the outstanding shares of our common stock on the first day of such fiscal year;

  •
  650,000 shares; or

  •
  such other amount as may be determined by our board of directors

        The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value, as defined in the ESPP, subject to any plan limitations. A participant may purchase a maximum of 1,250 shares during an offering period. The offering period generally start on the first trading day on or after February 15th and August 15th of each year, except that the first offering period commenced on the first trading day following the effective date of the Company's registration statement. At December 31, 2013, 738,032 shares were available for issuance under the ESPP. For fiscal 2013, the Company recorded stock-based compensation expense relating to the ESPP of approximately $0.8 million.

Determining Fair Value of Employee Stock Plan Purchase Rights

        The assumptions used to value employee stock purchase rights under the Black-Scholes model during fiscal 2013 are as follows:

Expected term (in months)	9
Risk-free interest rate	0.11%
Expected volatility	42%
Expected dividend rate	0%

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

8. Stockholder's Equity and Stock Based Compensation (Continued)

Stock Compensation Expense

        The stock-based compensation expense included in operating results for the periods presented was allocated as follows (in thousands):

	Year Ended December 31,
	2013			2012			2011
	Options & ESPP	RSUs	Total	Options & ESPP	RSUs	Total	Options & ESPP	RSUs	Total
Cost of subscription and support	385	111	496	216	—	216	108	—	108
Cost of professional services	562	128	690	169	—	169	49	—	49

Total cost of revenue	947	239	1,186	385	—	385	157	—	157
Research and development	1,192	892	2,084	575	—	575	294	—	294
Sales and marketing	1,500	793	2,293	966	—	966	509	—	509
General and administrative	2,330	182	2,512	1,046	—	1,046	349	—	349

Total operating expenses	5,022	1,867	6,889	2,587	—	2,587	1,152	—	1,152

Total stock-based compensation expense	5,969	2,106	8,075	2,972	—	2,972	1,309	—	1,309

        As of December 31, 2013, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimate forfeitures, was as follows:

	December 31, 2013
	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)	(in years)
Stock options	$11,417	2.51
Restricted stock units	8,914	2.84
Employee stock purchase plan	166	0.13

Total unrecognized stock-based compensation expense	$20,497

9. Net Loss per Share

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

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

9. Net Loss per Share (Continued)

        The following table sets forth the computation of the Company's basic and diluted net loss per share of common stock under the two-class method attributable to common stockholders for the periods presented:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Numerator:
Net loss	$(47,360)	$(34,385)	$(22,606)
Denominator:
Weighted-average common shares outstanding	24,881	2,934	2,489
Less: Weighted-average unvested common shares subject to repurchase or forfeiture and shares held in escrow	(172)	(128)	(215)

Weighted-average shares used in computing net loss per share of common stock, basic and diluted	24,709	2,806	2,274

Net loss per share of common stock, basic and diluted	$(1.92)	$(12.26)	$(9.94)

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

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Convertible preferred stock	—	25,876	25,034
Stock options to purchase common stock	6,343	6,581	4,587
Common stock held in escrow	137	12	—
Common stock subject to repurchase	127	148	227
Employee Stock Purchase Plan	304	—	—
Restricted stock units	582	328	—

	7,493	32,946	29,848

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes

Income Tax Provision:

        Pretax loss was as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Loss before provision for income taxes:
Domestic	$(37,481)	$(29,119)	$(20,295)
Foreign	(9,851)	(5,247)	(2,305)

Total	$(47,332)	$(34,366)	$(22,600)

        The provision for income taxes consists of the following:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current tax provision:
Federal	$—	$—	$—
State	10	3	6
Foreign	83	16	—

Total current tax provision	93	19	6
Deferred tax provision	(65)	—	—

Total provision for income taxes	$28	$19	$6

        The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consist of the following:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Federal statutory rate	34.00%	34.00%	34.00%
Stock-based compensation	-1.59	-1.54	-0.86
Valuation allowance	-28.31	-26.85	-31.06
Foreign rate differential	-5.00	-5.24	-3.47
Federal research and development credit	1.19	0.00	1.51
Other	-0.35	-0.43	-0.15

Effective income tax rate	-0.06%	-0.06%	-0.03%

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

Deferred tax assets and liabilities:

        The components of deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Deferred tax assets:
Accounts receivable principally due to allowance for doubtful accounts	$92	$107	$90
Compensated absences, principally due to accruals for financial reporting purposes	2,993	1,604	366
Net operating loss carryforwards	42,704	30,251	16,570
Federal tax credits	1,766	783	783
State tax credits	1,166	771	508
Other deductible temporary differences	964	521	487
Stock-based compensation	1,508	792	351
Foreign Credit	25	—	—
Deferred revenue	—	—	—

Total deferred tax assets	$51,218	$34,829	19,155
Deferred tax liabilities:
Capitalized software development	(149)	(37)	(98)
Acquired intangible assets	(1,979)	(964)	—

Total deferred tax liability	(2,128)	(1,001)	(98)
Valuation allowance	(49,388)	(33,828)	(19,057)

Net deferred taxes	$(298)	$—	$—

        The net valuation allowance increased by $15.6 million and $14.8 million for the years ended December 31, 2013 and 2012, respectively.

        As of December 31, 2013, the Company's deferred tax assets consist primarily of the federal and state net operating loss and research and development credit taxable income, if any, the amount and timing of which are uncertain. In assessing the realizability of deferred tax assets, management determined that it is more likely than not that none of the deferred tax assets will be realized. Therefore, the Company has provided a full valuation allowance against the U.S. federal and state deferred tax assets at December 31, 2013, 2012 and 2011.

        The Company has not provided for withholding taxes on the undistributed earnings of its foreign subsidiaries because the Company intends to reinvest such earnings indefinitely. As of December 31, 2013, the amount of undistributed earnings considered indefinitely reinvested was not material.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

        The Company had net operating loss carryforwards as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Federal	$130,797	$73,491	$41,554
California	102,606	68,906	40,278
Foreign	17,673	6,791	2,111

Total	$251,076	$149,188	$83,943

        The federal and state net operating losses include $29.3 million and $8.9 million of excess stock based compensation that will result in increases to additional paid in capital, when realized.

        Net operating loss carryforwards are available to offset future federal, California and foreign taxable income. Federal and California net operating loss carryforwards begin to expire in 2026 and 2016, respectively. Foreign net operating loss carryforwards do not expire.

        The Company had research and development credit carryforwards as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Federal	$1,766	$783	$783
California	1,767	1,169	770
International	25	—	—

Total	$3,558	$1,952	$1,553

        Federal and California research and development tax credit carryforwards are available to reduce future regular income taxes. Federal research and development credit carryforwards begin to expire in 2026. California research and development tax credit carryforwards do not expire.

        According to the American Taxpayer Relief Act of 2012 signed into law on January 3, 2013, the federal research credit, which was allowed to expire on January 1, 2012, was retroactively extended through 2013. The entire benefit for the retroactive extension (January 1 through December 31, 2012), of approximately $419,000, is reflected in the year ended December 31, 2013.

        Federal and California laws impose restrictions on the utilization of net operating loss carryforwards and R&D credit carryforwards in the event of a change in ownership of the Company, which constitutes an "ownership change" as defined by Internal Revenue Code Sections 382 and 383. The Company experienced an ownership change in the past that does not materially impact the availability of its net operating losses and tax credits. The amounts reflected in the above tables reflect reduction of approximately $1.2 million of net operating losses and $8,000 of research and development credits as a result of previous ownership changes that the Company experienced. Nevertheless, should there be an ownership change in the future, the Company's ability to utilize existing carryforwards could be substantially restricted.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

        The Company files tax returns in the US, certain states, Israel, Ireland and Australia. All of the tax years, from the date of inception, are open for examination.

Uncertain Tax Positions

        The Company accounts for uncertainty in income taxes in accordance with ASC 740. Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination by the tax authority, including resolutions of any related appeals or litigation processes, based on technical merit. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

        The following table summarizes the activity related to unrecognized tax benefits:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Unrecognized benefit—beginning of period	$—	$—	$—
Gross increases (decreases)—prior period tax positions	—	—	—
Gross increases (decreases)—current period tax positions	472	—	—

Unrecognized benefit—end of period	$472	$—	$—

        All of the unrecognized tax benefits as of December 31, 2013 are accounted for as a reduction in the Company's deferred tax assets. Because of the Company's valuation allowance, none of the $472,000 of unrecognized tax benefits would affect the Company's effective tax rate, if recognized.

        The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. There is no interest or penalties accrued related to unrecognized tax benefits for the 2013, 2012 and 2011 and no liability for accrued interest and penalties related to unrecognized tax benefits as of December 31, 2013.

        The Company does not expect any significant change in its unrecognized tax benefits during the next twelve months.

11. Segment Information and Information about Geographic Areas

        The accounting principles guiding disclosures about segments of an enterprise and related information establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method of determining which information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company's chief operating decision maker (the CODM) is considered to be the Company's chief executive officer (CEO). The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. As such, the Company is determined to be operating in one business segment.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

11. Segment Information and Information about Geographic Areas (Continued)

        All of the Company's principal operations and decision-making functions are located in the United States.

Revenue

        Revenues by geography are based on the shipping address of the customer. The following table presents our revenue by geographic region for the periods presented:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
United States	$82,019	$50,910	$28,913
EMEA	6,989	3,686	1,538
Other	6,910	3,817	1,941

Total	$95,918	$58,413	$32,392

        No single customer accounted for more than 10% of our total revenue in 2013, 2012 and 2011. No single customer accounted for more than 10% of accounts receivable as of December 31, 2013 and 2012.

Long-lived Assets

        The following table sets forth the Company's long-lived assets by geographic areas as of the periods presented:

	Year Ended December 31,
	2013	2012
	(in thousands)
United States	$13,573	$5,369
EMEA	280	248
Other	3	—

Total	13,856	5,617

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item will be included under the caption "Directors, Executive Officers and Corporate Governance" in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013 (the 2014 Proxy Statement) and is incorporated herein by reference.

        The Company has a code of business ethics and conduct that applies to all of our employees, including our Principal Executive Officer, Principal Financial Officer and our Board of Directors. A copy of this code, "Code of Business Ethics and Conduct", is available on our website at http://investors.marketo.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Global Code of Business Conduct and Ethics by posting such information on our investor relations website under the heading "Corporate Governance" at http://investors.marketo.com/.

Item 11.    Executive Compensation

        The information required by this item will be included under the captions "Executive Compensation" and under the subheadings "Board's Role in Risk Oversight," "Non-Employee Director Compensation, "Outside Director Compensation Policy," and "Compensation Committee Interlocks and Insider Participation" under the heading "Directors, Executive Officers and Corporate Governance" in the 2014 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and under the subheading "Equity Benefit and Stock Plans" under the heading "Executive Compensation" in the 2014 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item will be included under the captions "Certain Relationships and Related Transactions" and "Directors, Executive Officers and Corporate Governance—Director Independence" in the 2014 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this item will be included under the caption "Proposal Two: Ratification of Selection of Independent Registered Public Accountants" in the 2014 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        (a)   The following documents are filed as part of this report:

        1.     Consolidated Financial Statements

        See Index to Consolidated Financial Statements at Item 8 herein.

        2.     Financial Statement Schedules

        Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

        3.     Exhibits

        The documents listed in the Exhibit Index of this report are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARKETO, INC.
Date: March 3, 2014	By:	/s/ FREDERICK A. BALL Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

        KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Phillip M. Fernandez and Frederick A. Ball, and each of them, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILLIP M. FERNANDEZ Phillip M. Fernandez	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2014
/s/ FREDERICK A. BALL Frederick A. Ball	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2014
/s/ NEERAJ AGRAWAL Neeraj Agrawal	Director	March 3, 2014
/s/ SUSAN L. BOSTROM Susan L. Bostrom	Director	March 3, 2014
/s/ TAE HEA NAHM Tae Hea Nahm	Director	March 3, 2014
/s/ DOUGLAS A. PEPPER Douglas A. Pepper	Director	March 3, 2014

Signature	Title	Date

/s/ ROGER S. SIBONI Roger S. Siboni	Director	March 3, 2014
/s/ WESLEY R. WASSON Wesley R. Wasson	Director	March 3, 2014

EXHIBIT
INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	August 9, 2013

3.2	Bylaws of the Company dated May 22, 2013	10-Q	3.2	August 9, 2013

4.1	Second Amendment to Amended and Restated Investor Rights Agreement, dated May 22, 2013, by and among the Company and certain of its stockholders	10-Q	4.1	August 9, 2013

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	10.1	April 2, 2013

10.2	2006 Stock Plan, as amended, and forms of agreements thereunder.	S-1	10.2	April 2, 2013

10.3	2013 Equity Incentive Plan	Filed herewith

10.3.1	2013 Equity Incentive Plan—Form of stock option agreement	Filed herewith

10.3.2	2013 Equity Incentive Plan—Form of restricted stock unit agreement	Filed herewith

10.4	2013 Employee Stock Purchase Plan and form of agreement thereunder	S-1/A	10.4	May 13, 2013

10.5	Compensation Summary Sheet for Phillip M. Fernandez.	Filed herewith

10.6	Management Retention Agreement, effective as of July 24, 2012, by and between the Registrant and Phillip M. Fernandez.	S-1	10.6	April 2, 2013

10.7	Offer Letter, dated April 5, 2011, by and between the Registrant and Frederick A. Ball.	S-1	10.7	April 2, 2013

10.8	Management Retention Agreement, effective as of July 24, 2012, by and between the Registrant and Frederick A. Ball.	S-1	10.8	April 2, 2013

10.9	Offer Letter, dated May 7, 2008, by and between the Registrant and William B. Binch.	S-1	10.9	April 2, 2013

10.1	Management Retention Agreement, effective as of August 28, 2012, by and between the Registrant and William B. Binch.	S-1	10.1	April 2, 2013

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.11	Offer Letter, dated April 17, 2012, by and between the Registrant and Sanjiv P. Dholakia.	S-1	10.1	April 2, 2013

10.12	Management Retention Agreement, effective as of July 24, 2012, by and between the Registrant and Sanjiv P. Dholakia.	S-1	10.1	April 2, 2013

10.13	Non-Competition and Non-Solicitation Agreement, dated April 17, 2012, by and between the Registrant and Sanjiv P. Dholakia.	S-1	10.1	April 2, 2013

10.14	Offer Letter, dated January 13, 2012, by and between the Registrant and Jason L. Holmes.	S-1	10.1	April 2, 2013

10.15	Management Retention Agreement, effective as of July 24, 2012, by and between the Registrant and Jason L. Holmes.	S-1	10.15	April 2, 2013

10.16	Offer Letter, dated August 15, 2013, by and between the Registrant and Margo M. Smith.	S-1	10.16	December 23, 2013

10.17	Management Retention Agreement, effective as of November 11, 2013, by and between the Registrant and Margo M. Smith.	S-1	10.17	December 23, 2013

10.18	Change in Control Acceleration Policy.	S-1	10.18	April 2, 2013

10.19	Office Lease, dated August 13, 2009, by and between the Registrant and CA-San Mateo BayCenter Limited Partnership, as amended by the First Amendment dated May 19, 2010, the Second Amendment dated November 16, 2010, the Third Amendment dated May 19, 2011, the Fourth Amendment dated November 22, 2011 and the Fifth Amendment dated May 14, 2012.	S-1	10.19	April 2, 2013

10.20	Loan and Security Agreement, dated May 21, 2012, by and between the Registrant and Silicon Valley Bank.	S-1	10.22	April 2, 2013

10.20.1	First Amendment to Loan and Security Agreement, dated June 6, 2013, between the Company and Silicon Valley Bank.	10-Q	10.3	August 9, 2013

Exhibit Number		Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.21		Common Stock Purchase Agreement between the Registrant and Battery Ventures IX, L.P. and Battery Investment Partners IX, LLC dated May 3, 2013.	S-1	10.21	April 2, 2013

10.22		Amendment to Management Retention Agreement, effective as of November 13, 2013, by and between the Registrant and Philip M. Fernandez.	S-1	10.22	December 23, 2013

10.23		Amendment to Management Retention Agreement, effective as of November 13, 2013, by and between the Registrant and Frederick Ball.	S-1	10.23	December 23, 2013

10.24		Compensation Summary Sheet for Steve Sloan	Filed herewith

10.25		Management Retention Agreement, effective as of February 12, 2014, by and between the Registrant and Steve Sloan.	Filed herewith

21.1		List of subsidiaries of the Registrant.	Filed herewith

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.	Filed herewith

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1	*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
101	The following materials from the Marketo, Inc. Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i)the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.	Furnished herewith

*
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.