Form 10-Q
period 2014-03-31
Marketo, Inc.
filed 2014-05-15
CIK 1490660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

There were 40,490,495 shares of the registrant’s Common Stock issued and outstanding as of May 13, 2014.

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

•                  our ability to integrate businesses that we have acquired or may acquire;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MARKETO, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$119,572	$128,299
Accounts receivable, net of allowances	25,240	26,946
Prepaid expenses and other current assets	6,874	3,218
Total current assets	151,686	158,463
Property and equipment, net	15,567	13,856
Goodwill	26,045	25,941
Intangible assets, net	6,768	7,095
Other assets	945	484
Total assets	$201,011	$205,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,964	$3,527
Accrued expenses and other current liabilities	13,488	23,055
Deferred revenue	45,606	41,356
Current portion of credit facility	2,564	2,187
Total current liabilities	65,622	70,125
Credit facility, net of current portion	4,702	5,372
Other liabilities	1,812	1,900
Total liabilities	72,136	77,397

Commitments and contingencies (Note 7)

Redeemable non-controlling interests	1,572	—
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	269,219	257,801
Accumulated other comprehensive income	150	198
Accumulated deficit	(142,070)	(129,561)
Total stockholders’ equity	127,303	128,442
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$201,011	$205,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETO, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Revenue:
Subscription and support	$28,611	$17,555
Professional services and other	3,681	2,181
Total revenue	32,292	19,736
Cost of revenue:
Subscription and support	6,235	5,820
Professional services and other	4,841	2,618
Total cost of revenue	11,076	8,438
Gross profit:
Subscription and support	22,376	11,735
Professional services and other	(1,160)	(437)
Total gross profit	21,216	11,298
Operating expenses:
Research and development	7,131	4,996
Sales and marketing	20,368	12,318
General and administrative	6,192	3,427
Total operating expenses	33,691	20,741
Loss from operations	(12,475)	(9,443)
Other income (expense), net	(59)	(61)
Loss before provision for income taxes	(12,534)	(9,504)
Provision (benefit) for income taxes	(14)	20
Net loss	(12,520)	(9,524)
Net loss attributable to redeemable non-controlling interests	11	—
Net loss attributable to Marketo	$(12,509)	$(9,524)

Net loss per share of common stock, basic and diluted	$(0.32)	$(2.99)
Shares used in computing net loss per share of common stock, basic and diluted	39,379	3,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETO, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Net loss	$(12,520)	$(9,524)
Other comprehensive income (loss):
Foreign currency translation adjustments	(50)	38
Total comprehensive loss	(12,570)	(9,486)
Net loss attributable to redeemable non-controlling interests	11	—
Other comprehensive loss attributable to redeemable non-controlling interests	2	—
Comprehensive loss attributable to Marketo	$(12,557)	$(9,486)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(12,520)	$(9,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,131	806
Stock-based compensation expense	5,007	1,001
Deferred income taxes	(74)	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,709	(109)
Prepaid expenses and other current assets	(3,724)	(1,848)
Other assets	(393)	164
Accounts payable	44	1,924
Accrued expenses and other current liabilities	(9,628)	(1,296)
Deferred revenue	4,251	3,906
Other liabilities	(14)	71
Net cash used in operating activities	(13,211)	(4,905)
Cash flows from investing activities:
Purchase of property and equipment	(2,579)	(2,877)
Capitalized software development	(179)	—
Net cash used in investing activities	(2,758)	(2,877)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	2,518	490
Proceeds from the issuance of common stock issued under the employee stock purchase plan	3,384	—
Investment from redeemable non-controlling interests	1,953	—
Repurchase of unvested common stock from terminated employees	(23)	(2)
Withholding taxes remitted for the net share settlement of an equity award	(15)	—
Repayment of debt	(293)	—
Payment of deferred initial public offering and follow-on offering costs	(104)	(794)
Payment incurred for common stock registration related to acquisition	(155)	—
Net cash provided by (used in) financing activities	7,265	(306)
Effect of foreign exchange rate changes on cash and cash equivalents	(23)	17
Net decrease in cash and cash equivalents	(8,727)	(8,071)
Cash and cash equivalents — beginning of period	128,299	44,247
Cash and cash equivalents — end of period	$119,572	$36,176
Supplemental disclosures of cash flow information:
Cash paid for interest	$75	$32
Cash paid for income taxes	29	13
Supplemental disclosure of noncash investing and financing activities:
Vesting of early exercise options	115	256
Property and equipment acquired through tenant improvement allowance	—	929

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. The Company and Summary of Significant Accounting Policies and Estimates

Business

Marketo, Inc. (Marketo or the Company) was incorporated in the state of California on January 20, 2006. The Company was reincorporated in the state of Delaware on December 17, 2009. The Company operates from its headquarters in San Mateo, California and has operating subsidiaries in Ireland, Australia, Israel and Japan.

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

Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The unaudited condensed consolidated financial statements include the accounts of Marketo and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2014. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (SEC). These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes presented in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2014 pursuant to Rule 424(b) of the Securities Act of 1933. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Such management estimates and assumptions include the estimated selling price for the various elements in our customer contracts, the allowance for doubtful accounts, amounts collectible for sales tax, stock-based compensation expense, useful lives of intangible assets, redemption value of redeemable non-controlling interests and the valuation of deferred tax assets. Actual results could differ materially from those estimates, and such differences could be material to the financial statements and affect the results of operations reported in future periods.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740) - Presentation of an unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This amendment clarifies the guidance on the presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The adoption of this update in the first quarter of 2014 did not have a material impact to the consolidated financial position, results of operations, or cash flows.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Joint Venture

On February 19, 2014, the Company entered into an agreement with SunBridge Corporation and Dentsu eMarketing One K.K. (collectively, the Investors) to engage in the investment, organization, management and operation of a Japanese subsidiary (Marketo KK) of the Company that is focused on the sale of the Company’s products and services in Japan. The Investors contributed approximately $2.0 million (200,000,000 Japanese Yen) in cash in exchange for 35.4% of the outstanding equity interests of Marketo KK. As of March 31, 2014, the Company owned approximately 64.6% of the outstanding equity interests of Marketo KK. Furthermore, the Company and the Investors have agreed to subscribe to additional shares by contributing additional funding of approximately $2.3 million (237,480,955 Japanese Yen) and approximately $2.0 million (200,000,000 Japanese Yen), respectively, on or before April 1, 2015, at which point the Company and the Investors would own approximately 60.1% and 39.9% of the outstanding equity interests in Marketo KK, respectively.

Twenty percent of the common stock held by the Investors may be callable by the Company or puttable by the Investors beginning on the seventh anniversary of the initial capital contribution by the Investors. This percentage increases to forty percent and one hundred percent on the eighth and tenth anniversary, respectively.  Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the relative revenues of Marketo KK and the Company and may be settled at the Company’s discretion with Company stock (with no limit on the shares that may be issued) or cash.  Additionally, the common stock held by the Investors may be callable or puttable following a change of control of the Company.  The redeemable non-controlling interests in Marketo KK is classified outside of permanent equity in the Company’s condensed consolidated balance sheet as of March 31, 2014, primarily due to the put right available to the redeemable non-controlling interest holders in the future which may be settled in cash or common stock of the Company. The balance of the redeemable non-controlling interests is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings, or its estimated redemption value. The resulting changes in the estimated redemption amount (increases or decreases) are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interests was $0 at March 31, 2014.

3. Fair Value of Financial Instruments

The Company measures certain financial assets at fair value on a recurring basis based on a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy, as follows:

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

As of March 31, 2014 and December 31, 2013, financial assets measured at fair value on a recurring basis were comprised of money market funds and certificates of deposit included within cash and cash equivalents.

The fair value of these financial assets was determined using the following inputs for the periods presented:

	March 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$106,972	$—	$—	$121,466	$—	$—
Certificate of deposit	—	374		—	3,219
Total	$106,972	$374	$—	$121,466	$3,219	$—

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	March 31,	December 31,
	2014	2013
	(in thousands)
Cash	$12,226	$3,614
Cash equivalents:
Money market funds	106,972	121,466
Certificate of deposit	374	3,219
	107,346	124,685
Cash and cash equivalents	$119,572	$128,299

Accounts Receivable

Accounts receivable consist of the following:

	March 31,	December 31,
	2014	2013
	(in thousands)
Accounts receivable	$25,614	$27,275
Allowance for doubtful accounts	(374)	(329)
Accounts receivable, net	$25,240	$26,946

Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2014	2013
	(in thousands)
Computer equipment	$15,080	$12,919
Software	2,357	2,314
Office furniture	1,337	1,318
Leasehold improvements	2,927	2,993
Construction in progress	1,218	51
Total property and equipment	22,919	19,595
Less accumulated depreciation	(7,352)	(5,739)
Property and equipment, net	$15,567	$13,856

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	March 31,	December 31,
	2014	2013
	(in thousands)
Accrued bonuses, commissions and wages	$5,327	$12,321
Accrued ESPP	840	3,278
Accrued vacation	2,552	2,202
Accrued marketing expenses	1,420	1,062
Accrued legal, consulting and audit fees	608	672
Accrued employee expense reimbursement	391	643
Accrued sales taxes and other taxes	416	638
Liability payable for unvested stock options exercises	445	552
Accrued sales awards	337	320
Accrued other	1,152	1,367
Total	$13,488	$23,055

Changes in Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income are as follows:

	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2013	$198	$198

Other comprehensive income before reclassifications	(50)	(50)
Amounts reclassified from accumulated other comprehensive income	—	—
Other comprehensive loss attributable to redeemable non-controlling interests	2	2
Balance at March 31, 2014	$150	$150

5. Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014 (in thousands)	Weighted Average Remaining Useful Life (in years)	December 31, 2013 (in thousands)	Weighted Average Remaining Useful Life (in years)
Developed technology	$4,950	3.7	$4,950	3.9
Domain names	950	4.3	950	4.5
Customer relationships	1,600	2.4	1,600	4.9
Non-compete agreements	130	0.0	130	0.3
Capitalized software development costs	1,545	1.4	1,355	1.3
	9,175		8,985
Less accumulated amortization	(2,407)		(1,890)
Intangible assets, net	6,768		7,095
Goodwill	26,045		25,941
Goodwill and intangible assets, net	$32,813		$33,036

The Company also recorded $0.1 million of measurement period adjustments increasing goodwill related to the acquisition of Insightera, Ltd. (Insightera) during the three months ended March 31, 2014.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Amortization expense for the periods indicated below was as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Amortization expense	$517	$158

Based on the carrying amount of intangible assets as of March 31, 2014, the estimated future amortization is as follows (in thousands):

	Nine Months	Years Ending December 31,
	Ending December 31, 2014	2015	2016	2017	2018	2019 and beyond	Total
Developed Technology	$856	$1,141	$1,141	$1,056	$—	$—	4,194
Domain Names	138	183	180	100	100	29	730
Customer Relationships	410	547	315	—	—	—	1,272
Non-compete Agreements	3	—	—	—	—	—	3
Capitalized Software Development Costs	229	314	26	—	—	—	569

Total	$1,636	$2,185	$1,662	$1,156	$100	$29	$6,768

6. Stockholders’ Equity and Redeemable Non-controlling Interests

The following table summarizes the activity in stockholders’ equity and redeemable non-controlling interests for the period indicated below (in thousands):

	Total Stockholders’ Equity	Redeemable Non-controlling Interests

Balance as of December 31, 2013	$128,442	$—
Issuance of common stock upon exercise and early exercise of stock options	2,487	—
Issuance of common stock under employee stock purchase plan	3,384	—
Investment by redeemable non-controlling interests	369	1,585
Withholding taxes for the net share settlement of an equity award	(16)	—
Vesting of early exercised options	115	—
Costs incurred with follow-on offering	62	—
Stock-based compensation expense	5,017	—
Net loss	(12,509)	(11)
Foreign currency translation adjustments	(48)	(2)
Balance as of March 31, 2014	$127,303	$1,572

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Credit Facility

On May 21, 2012, the Company entered into a loan and security agreement with a bank related to an equipment facility providing the Company with an equipment line of up to $4.0 million. On June 6, 2013, the Company entered into a first amendment to the loan and security agreement, which provided an additional line of credit for advances of up to $4.5 million. The interest rate associated with both lines of credit is the greater of 4% or three-quarters percentage points above the prime rate, as determined on the applicable funding date. For each equipment advance, the Company will pay interest only for approximately nine months. Subsequently, the Company will make thirty-six equal monthly payments of principal and interest. The loan is secured by a security interest on substantially all of the Company’s assets, including the equipment purchased with the advances, and excludes the Company’s intellectual property. The loan and security agreement contains customary affirmative and negative covenants, including, among other things, maintaining certain business performance levels and limitations on disposal of assets, certain fundamental business changes, incurrences of debt, incurrences of liens, payments of dividends, repurchases of stock and engaging in affiliate transactions, in each case subject to certain exceptions. The loan and security agreement also contains customary events of default and provides that during the existence of an event of default, interest on the obligations could be increased by 5%. As of March 31, 2014, the Company was in compliance with certain covenants and subsequently received consent for the remaining covenant as part of an amendment to the loan and security agreement.  As of March 31, 2014 and December 31, 2013, the outstanding loan balance was $7.3 million and $7.6 million, respectively.

There were no material changes in the Company’s commitments under the outstanding loan balance, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2013.

8. Commitments and Contingencies

There were no material changes in our commitments under contractual obligations, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2013.

9. Stockholder’s Equity and Stock Based Compensation

Common Stock Authorized and Outstanding

As of March 31, 2014, the Company was authorized to issue 1,000,000,000 common shares with a par value of $0.0001 per share and 20,000,000 convertible preferred shares with a par value of $0.0001 per share. As of March 31, 2014, the Company had approximately 40.3 million shares of common stock issued and outstanding.

Summary of Stock Option Activity

A summary of the Company’s stock option activity under all stock option plans and related information for three months ended March 31, 2014 is as follows:

	OPTIONS OUTSTANDING
	Shares Available for Grant (in thousands)	Number of Stock Options Outstanding (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)

Balance as of December 31, 2013	3,486	6,343	$5.33	7.98	$201,305

Additional shares authorized	1,962	—
Granted	(780)	780	40.68
Exercised	—	(783)	3.21
Repurchased	6	—	6.08
RSUs granted, net of cancellations/forfeitures	(894)	—
Cancelled/forfeited	174	(174)	9.42
Balance as of March 31, 2014	3,954	6,166	9.96	8.16	146,149
Exercisable as of March 31, 2014		5,203	5.05	7.91	143,675
Vested and expected to vest as of March 31, 2014		6,017	$10.10	8.16	$141,913

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing price of $32.67 as of March 31, 2014 for options that were in-the-money as of that date.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Option awards generally vest over a four year period, with 25% vesting after one year from date of grant and monthly thereafter. Stock options granted under our 2006 Plan provided employee option holders with an early exercise provision, where in the event of termination any unvested shares purchased are subject to repurchase by the Company at the original purchase price. This right of repurchase lapses as the option vests. Options exercisable as of March 31, 2014 include options that are exercisable prior to vesting.

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised were as follows (in thousands, except weighted average grant date fair value):

	Three Months Ended March 31,
	2014	2013
Weighted average grant date fair value	$21.78	$4.00
Total intrinsic value of options exercised	$28,623	$1,182

The total estimated grant date fair value of options vested during the three months ended March 31, 2014 was approximately $1.2 million.

Determining Fair Value of Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used to estimate the fair value of options granted to employees:

	Three Months Ended March 31,
	2014	2013
Expected term (in years)	6	6
Risk-free interest rate	1.84%	1.09%-1.18%
Expected volatility	56%	57%
Expected dividend rate	0%	0%

Restricted Stock Units

A summary of the Company’s Restricted Stock Units (RSUs) activity and related information for the three months ended March 31, 2014 are as follows:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2013	582	$22.57	$21,579
RSUs Granted	926	41.57
RSUs Vested	(5)	7.79
RSUs Cancelled/Forfeited	(32)	38.89
Balance as of March 31, 2014	1,471	$34.22	$48,065

RSUs granted during the three months ended March 31, 2014 are subject to a time-based vesting condition that ranges from 3 to 4 years.

The aggregate intrinsic value of RSUs outstanding at March 31, 2014 was determined using the Company’s closing stock price of $32.67 per share as of March 31, 2014.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The weighted average grant date fair value of RSUs granted and the total intrinsic value of RSUs that vested during the periods presented were as follows (in thousands, except weighted average grant date fair value):

	Three Months Ended March 31,
	2014	2013
Weighted average grant date fair value	$41.57	$7.42
Total intrinsic value of vested RSUs	$195	$—

Employee Stock Purchase Plan

The assumptions used to value employee stock purchase rights under the Black-Scholes model during the three months ended March 31, 2014 were as follows:

Expected term (in months)	6 - 9
Risk-free interest rate	0.08% - 0.11%
Expected volatility	41% - 42%
Expected dividend rate	0%

For the three months ended March 31, 2014, the Company recorded stock-based compensation expense relating to the ESPP of approximately $0.6 million.

In February 2014 the Company issued approximately 0.3 million shares of common stock under the employee stock purchase plan with an average purchase price of $11.05 per share.

Stock Compensation Expense

The stock-based compensation expense included in operating results was allocated as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cost of subscription and support revenue	$384	$63
Cost of professional services and other revenue	447	93
Research and development	1,079	210
Sales and marketing	1,779	230
General and administrative	1,318	405
Total stock-based compensation expense	$5,007	$1,001

As of March 31, 2014, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimate forfeitures, was as follows:

	March 31, 2014
	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)	(in years)
Stock options	$22,819	2.58
Restricted stock units	8,914	3.29
Employee stock purchase plan	818	0.38
Total unrecognized stock-based compensation expense	$32,551	2.72

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Net Loss per Share

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock under the two-class method attributable to common stockholders (in thousands, except per share amount):

	Three Months Ended March 31,
	2014	2013

Numerator:
Net loss	$(12,520)	$(9,524)
Less: Net loss attributable to non-controlling interest	11	—
Net loss attributable to Marketo	(12,509)	(9,524)

Denominator:
Weighted-average common shares outstanding	39,628	3,335
Less: Weighted-average unvested common shares subject to repurchase or forfeiture and shares held in escrow	(249)	(154)
Weighted-average shares used in computing net loss per share of common stock, basic and diluted	39,379	3,181
Net loss per share of common stock, basic and diluted	$(0.32)	$(2.99)

The Company applied the two-class method to calculate its basic and diluted net loss per share of common stock, as its convertible preferred stock, common stock subject to repurchase and common stock held in escrow are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common shareholders.

However, the two-class method does not impact the net loss per share of common stock as the Company was in a loss position for each of the periods presented and preferred shareholders,  holders of common stock subject to repurchase and common stock held in escrow do not have to participate in losses.

Additionally, since the Company was in a loss position for each of the periods presented, diluted net loss per share is the same as basic net loss per share for each period, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were excluded from the diluted per share calculation because they would have been antidilutive were as follows:

	As of March 31,
	2014	2013
	(in thousands)
Convertible preferred stock	—	25,876
Stock options to purchase common stock	6,166	7,983
Employee stock purchase plan	124	—
Common stock held in escrow	137	12
Common stock subject to repurchase	104	143
Restricted stock units	1,471	346
	8,002	34,360

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Income Taxes

The benefit for income taxes for the three months ended March 31, 2014 was approximately $14,000. The provision for income taxes for the three months ended March 31, 2013 was approximately $20,000. The benefit for income taxes for the three months ended March 31, 2014 consisted primarily of foreign and state income taxes offset by a deferred tax benefit resulting primarily from the reduction in the foreign deferred tax liability as a result of the amortization of the acquired intangibles relating to the acquisition of Insightera, which occurred in December 2013.  The provision for income taxes for the three months ended March 31, 2013 consisted primarily of foreign income taxes.

For the three months ended March 31, 2014 and 2013, the provision for income taxes differed from the statutory amount primarily due to state and foreign taxes currently payable.  The Company realized no benefit for current year losses due to maintaining a full valuation allowance against the U.S. and foreign net deferred tax assets.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the U.S. Federal and state net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets and certain foreign jurisdictions with net deferred tax assets as of March 31, 2014 and December 31, 2013. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three months ended March 31, 2014, there have been no material changes to the total amount of unrecognized tax benefits.

12. Segment Information and Information about Geographic Areas

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

Revenue

Revenue by geography is based on the shipping address of the customer. The following table presents our revenue by geographic region for the periods presented:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
United States	$27,350	$16,992
EMEA	2,656	1,407
Other	2,286	1,337

Total	$32,292	$19,736

No single customer accounted for more than 10% of our total revenue during the three months ended March 31, 2014 and 2013. No single customer accounted for more than 10% of accounts receivable as of March 31, 2014 and December 31, 2013.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Long-lived Assets

The following table sets forth the Company’s long-lived assets by geographic areas as of the periods presented:

	March 31,	December 31,
	2014	2013
	(in thousands)
United States	$15,287	$13,573
EMEA	222	280
Other	58	3

Total	$15,567	$13,856

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed on March 3, 2014. As discussed in the section above titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

Overview

We are the provider of a leading cloud-based marketing software platform that enables organizations to engage in modern relationship marketing. Our software platform is designed to enable the effective execution, management and analytical measurement of marketing activities, helping organizations to acquire new customers more efficiently, build stronger relationships with existing customers, improve sales effectiveness and drive faster revenue growth. On our platform, we deliver an easy-to-use, integrated suite of advanced applications, which today include Marketing Automation, Social Marketing, Marketing Management, and Real-time Personalization. To enable our customers to obtain maximum value from our platform, we have created an ecosystem of third-party applications, as well as a network of resources to foster marketing thought leadership, sharing and collaboration among our users. Furthermore, we provide our customers with expert professional services, delivered by marketers, for marketers, to enable rapid time to value through effective implementation and usage of our solutions.

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

We market and sell our products directly and through a growing network of distribution partners. Our client base is diverse, with 3,215 customers across a wide range of industries including business services, consumer, financial services, healthcare, manufacturing, media, technology and telecommunications. Representative customers include one or more divisions of the following companies: Capgemini, CenturyLink, Citrix, General Electric, Hyundai, Medtronic, Moody’s, Panasonic, Symantec and Sony.  No single customer represented more than 1% of subscription and support revenue during the three months ended March 31, 2014 and 2013. During the three months ended March 31, 2014 and 2013, our 20 largest customers accounted for approximately 10% of our total revenue. The percentage of our subscription and support revenue from enterprise customers was 28% and 25% during the three months ended March 31, 2014 and 2013, respectively.

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

We provide our solutions on a subscription basis, and we generated revenue of $32.3 million and $19.7 million for the three months ended March 31, 2014 and 2013, respectively. We derive most of our revenue from subscriptions to our cloud-based software and related customer support services. Subscription and support revenue accounted for 89% of our total revenue during each of the three months ended March 31, 2014 and 2013.  We price our products based on customer usage measures, which can include the number of records in each customer’s database and the number of user seats authorized to access our service. Our subscription contracts are typically one year in length, but can range from one quarter to three years in length.

Professional services revenue accounted for 11% of our total revenue during each of the three months ended March 31, 2014 and 2013.  Our solution is designed to be ready to use immediately upon provisioning of a new customer subscription. However, we believe that our customers’ success is enhanced by the effective use of modern relationship marketing strategies performed with our software, which we foster primarily through the sale and delivery of expert services that educate our customers on the best use of our solutions as well as assist in the implementation of our solutions. In addition, some of our customers require services to support integrating their existing systems with our solutions. Enterprise customers typically exhibit a higher demand for all of these services. Over the near term, due to market demand for expertise in modern relationship marketing, we expect our professional services revenue to grow at a faster rate than our subscription and support revenue, and therefore, to increase as a percentage of our total revenue. In addition, we also partner with third party consulting organizations that provide similar services to our customers in connection with their use of our solutions.

We generate the majority of our revenue in the United States; however, we are focused on growing our international business. Revenue generated from our international customers was approximately 15% and 14% during the three months ended March 31, 2014 and 2013, respectively.

We have focused on rapidly growing our business and plan to continue to invest in growth. We expect our cost of revenue and operating expenses to continue to increase in absolute dollars in future periods. Marketing and sales expenses are expected to increase in absolute dollars as we continue to expand our sales teams, increase our marketing activities and grow our international operations. Research and development expenses are expected to increase in absolute dollars to support the enhancement of our existing products and the development of new products. We also intend to invest in maintaining a high level of customer service and support which we consider critical for our continued success. We plan to continue investing in our data center infrastructure and services capabilities in order to support continued future customer growth. We also expect to incur additional general and administrative expenses as a result of both our growth and the infrastructure required to be a public company. We also may acquire or invest in businesses, products or technologies that we believe could complement or expand our platform and enhance our technical capabilities. Considering our plans for investment, we do not expect to be profitable in the near term and, in order to achieve profitability, we will need to grow revenue at a rate faster than our investments in cost of revenue and operating expenses. For the remaining nine months of 2014, we expect the demand for our solutions and services, along with revenue growth rates, to remain strong.

We had net losses of $12.5 million and $9.5 million for the three months ended March 31, 2014 and 2013, respectively, primarily due to increased investments in our current and projected future growth.

Since our inception, we financed our operations through cash collected from customers as well as preferred equity financings, our initial public offering and concurrent private placement completed in May 2013, and our follow-on public offering completed in September 2013.  We also maintain a credit facility. As of March 31, 2014, we had outstanding borrowings of $7.3 million under this facility.

Seasonality, Cyclicality and Quarterly Trends

We have historically experienced seasonality in terms of when we enter into new customer agreements for our service. We sign a significantly higher percentage of agreements with new customers as well as renewal agreements with existing customers in the fourth quarter of each year as compared to any of the prior quarters. The first quarter and third quarter are typically the slowest in this regard. Furthermore, we usually sign a significant portion of these agreements during the last month, and often the last two weeks, of each quarter. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, because we recognize subscription revenue over the term of the license agreement, which is typically one year, but generally ranges from one to three years. As a result, a slowdown in our ability to enter into customer agreements may not be apparent in our revenue for the quarter, as the revenue recognized in any quarter is primarily from customer agreements entered into in prior quarters. Historical patterns should not be considered a reliable indicator of our future sales activity or performance.

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

In addition, each year we typically participate in several key industry trade shows, including our own annual user conference, which typically occurs in the second quarter of the fiscal year. The timing of these events can vary from year to year, and the costs associated with these events typically have a significant effect on our sales and marketing expenses for the applicable quarter and cause our quarterly results to fluctuate.

Results of Operations for the Three Ended March 31, 2014 and 2013

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,
	2014	2013
Revenue:
Subscription and support	88.6%	88.9%
Professional services and other	11.4	11.1
Total revenue	100.0	100.0
Cost of revenue:
Subscription and support	19.3	29.5
Professional services and other	15.0	13.3
Total cost of revenue	34.3	42.8
Gross margin:
Subscription and support	69.3	59.5
Professional services and other	-3.6	-2.2
Total gross margin	65.7	57.2
Operating expenses:
Research and development	22.1	25.3
Sales and marketing	63.1	62.4
General and administrative	19.2	17.4
Total operating expenses	104.3	105.1
Loss from operations	-38.6	-47.8
Other income (expense), net	-0.2	-0.3
Loss before provision for income taxes	-38.8	-48.2
Provision for income taxes	0.0	0.1
Net loss	-38.8	-48.3
Net loss attributable to redeemable non-controlling interests	0.0	0.0
Net loss attributable to Marketo	-38.7%	-48.3%

Percentages are based on actual values. Totals may not sum due to rounding.

Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2014	2013	$ Change	% Change
Revenues:
Subscription and support	$28,611	$17,555	$11,056	63.0%
Professional services and other	3,681	2,181	1,500	68.8%
Total revenue	$32,292	$19,736	$12,556	63.6%

Percentage of revenues:
Subscription and support	88.6%	88.9%
Professional services and other	11.4%	11.1%
Total	100.0%	100.0%

Total revenue increased $12.6 million, or 64%, during the first quarter of 2014 compared to the comparable period in 2013, due to the increase in subscription and support revenue of $11.1 million and an increase in professional services revenue of $1.5 million.

The increase in subscription and support revenue was primarily attributable to (1) growth in our total customer count primarily from the SMB market and customers added in the first three months of 2014 who generally had larger record databases, on average, managed by our solution than the customers that we added in the first three months of 2013 and (2) our subscription dollar retention rates have increased as a result of higher customer retention rates, volume and price increases resulting from the lapsing of introductory discounts on subscriptions and growth in both usage rights (driven by higher use, consumptions and/or database size of our products used by existing customers) and cross sell of additional products either during the term of their subscription or at the point of renewal of their subscription.

Of the total increase in subscription and support revenue for the first quarter of 2014, 69% was attributable to revenue from new customers acquired from April 1, 2013 through March 31, 2014, and 31% was attributable to revenue from customers existing on or before March 31, 2013.

The increase in professional services revenue resulted from increased delivery of services across our customer base. During the fourth quarter of 2013, we added a higher proportion of enterprise customers and the majority of these projects for our enterprise customer base were delivered during the first quarter of 2014. We expect professional services revenue from enterprise customers to continue to comprise a larger proportion of the total balance in future quarters.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2014	2013	$ Change	% Change
Cost of revenue:
Subscription and support	$6,235	$5,820	$415	7.1%
Professional services and other	4,841	2,618	2,223	84.9%
Total cost of revenue	$11,076	$8,438	$2,638	31.3%

Gross margin:
Subscription and support	78.2%	66.8%
Professional services and other	-31.5%	-20.0%
Total gross margin	65.7%	57.2%

Cost of subscription and support increased due to the following (in thousands):

Change
Three Months
Personnel-related costs	$833
Depreciation and amortization	819
Hosting costs	(1,500)
Various other items	263

$415

The increase in cost of subscription and support for the three months ended March 31, 2014 reflects an increase in personnel-related costs (salary, benefits and stock-based compensation) and depreciation and amortization expense. The increase in salary and benefit costs primarily reflects an increase in headcount directly associated with our cloud infrastructure, customer support and customer success organizations to support our customer growth, while the increase in stock-based compensation reflects grants of additional equity awards to existing employees and of equity awards to new employees. The increase in depreciation and amortization expense reflects the completion of our transition to co-location data center facilities at the end of fiscal 2013, where we now manage our own computer equipment and systems. These increases were partially offset by a decrease in hosting costs for the three months ended March 31, 2014 as compared to the corresponding period in 2013 as a result of our decreased use of a managed hosting service provider due to the completion of the transition to our own co-location data center facilities.

Our subscription and support gross margin were 78.2% and 66.8% for the three months ended March 31, 2014 and 2013, respectively.  The increase in subscription and support gross margin for the three months ended March 31, 2014 primarily reflects the transition to our own co-location data center facilities from a managed hosting service provider which we completed at the end of fiscal 2013.

Cost of professional services and other increased due to the following (in thousands):

Change
Three Months
Personnel-related costs	$1,353
Consulting	566
Various other items	304

$2,223

The increase in cost of professional services and other during the three months ended March 31, 2014 was due primarily to an increase in personnel-related costs (salary, benefits and stock-based compensation).  The increase in salary and benefit costs primarily reflects an increase in headcount as we continue to grow our professional services organization to support demand for expert marketing services, while the increase in stock-based compensation reflects grants of additional equity awards to existing employees and of equity awards to new employees. Additionally, consulting costs increased as a result of increased usage of outside contractors to supplement our existing staff.

Our professional services and other gross margin were (31.5)% and (20.0)% for the three months ended March 31, 2014 and 2013, respectively. The decrease in gross margin was due in part to lower staff utilization. As we have added headcount in our professional services group, these new employees undergo a training period before becoming fully billable, and as a result, their associated costs have a near-term negative impact on gross margins.

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

Research and Development

	Three Months Ended March 31,
(in thousands, except percentages)	2014	2013	$ Change	% Change
Research and development	$7,131	$4,996	$2,135	42.7%
Percentage of total revenue	22.1%	25.3%

Research and development expenses increased due to the following (in thousands):

Change
Three Months
Personnel-related costs	$1,785
Depreciation and amortization	273
Capitalized software development	(190)
Various other items	267

$2,135

The increase in research and development expenses during the three months ended March 31, 2014 was primarily due to an increase in personnel-related costs (salary, benefits and stock-based compensation). The increase in salary and benefit costs primarily reflects the increase in headcount to help continue the enhancement of our existing product suite and to a lesser extent, an increase in headcount from our acquisition of Insightera in December 2013, while the increase in stock-based compensation reflects grants of additional equity awards to existing employees and of equity awards to new employees. The increase in depreciation and amortization expense is primarily driven by growth in depreciable assets. These increases were partially offset by an increase in capitalized software development costs, which consists primarily of personnel-related expenses.

We believe that continued investment in our technology is important for our future growth, and, as a result, we expect research and development expenses to increase in absolute dollars, but decline modestly, as a percentage of total revenue for the remainder of 2014.

Sales and Marketing

	Three Months Ended March 31,
(in thousands, except percentages)	2014	2013	$ Change	% Change
Sales and marketing	$20,368	$12,318	$8,050	65.4%
Percentage of total revenue	63.1%	62.4%

Sales and marketing expenses increased due to the following (in thousands):

Change
Three Months
Personnel-related expenses	$5,484
Marketing expenses	1,467
Facilities and IT allocation	560
Various other items	539

$8,050

The increase in sales and marketing expenses during the three months ended March 31, 2014 was due primarily to an increase in personnel-related costs (salary, benefits and stock-based compensation). The increase in salary and benefit costs was primarily driven by an increase in headcount for our sales, marketing and business development employees and executives, while the increase in stock-based compensation reflects grants of additional equity awards to existing employees and of equity awards to new employees. The increase in marketing program costs reflects increased activity to support growth in our business.  The increase in the allocation of facility and IT expenses was due principally to headcount growth in the sales and marketing department as compared to other departments and overall higher IT and facilities expenses.

We expect sales and marketing expenses to increase in absolute dollars and remain our largest expense in absolute dollars and as a percentage of total revenue, although they may fluctuate as a percentage of total revenue for the remainder of 2014.

General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2014	2013	$ Change	% Change
General and administrative	$6,192	$3,427	$2,765	80.7%
Percentage of total revenue	19.2%	17.4%

General and administrative expenses increased due to the following (in thousands):

Change
Three Months
Personnel-related costs	$1,753
Professional Services	644
Recruiting	305
Consulting	(233)
Various other items	296

$2,765

The increase in general and administrative expenses during the three months ended March 31, 2014 was primarily due to increased personnel-related costs (salary, benefits and stock-based compensation). The increase in salary and benefit costs was primarily driven by an increase in headcount for our administrative, legal, human resources, finance and accounting departments, while the increase in stock-based compensation reflects grants of additional equity awards to existing employees and of equity awards to new employees. The increase in professional services represents increases in both legal and accounting fees, primarily from supporting our international expansion and our Sarbanes-Oxley compliance efforts. The increase in recruiting expense reflects a general increase in the use of outside recruiters as we added more headcount throughout the Company.  The decrease in consulting fees reflects our decreased use of external consultants during the first three months of March 31, 2014, as we utilized outside consultants to assist us with preparatory work associated with our IPO in the comparable quarter of 2013.

We expect that our general and administrative expenses will increase in absolute dollars as we continue to expand our business and infrastructure to support being a public company although they may fluctuate as a percentage of total revenue for the remainder of 2014.

Liquidity and Capital Resources

To date, we have financed our operations through cash collected from customers as well as preferred equity financings, our IPO and concurrent private placement completed in May 2013, and our follow-on public offering completed in September 2013.  We also maintain a credit facility. As of March 31, 2014 and December 31, 2013, we had cash and cash equivalents of $119.6 million and $128.3 million, respectively, most of which was held in money market accounts.

In May 2012, we entered into a loan and security agreement with a bank related to a credit facility providing us with an equipment line of up to $4.0 million. In June 2013 we entered into a first amendment to the loan and security agreement, which provided an additional line of credit for advances of up to $4.5 million. The interest rate associated with both lines of credit is the greater of 4% or 0.75 of a percentage point above the bank’s prime rate, as determined on the applicable funding date. For each equipment loan advance, we pay interest only for approximately nine months. Subsequently, we make thirty-six equal monthly payments of principal and interest. As of March 31, 2014, we were in compliance with certain covenants and subsequently received consent for the remaining covenant as part of an amendment to the loan and security agreement. As of March 31, 2014 and December 31, 2013, the outstanding loan balance was $7.3 million and $7.6 million, respectively. See Note 7 - Credit Facility to our Condensed Consolidated Financial Statements for a discussion of our credit facility.

A substantial source of our cash flow from operating activities results from changes in our deferred revenue balance, which is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our software subscriptions and professional services and is amortized into revenue in accordance with our revenue recognition policy. As of March 31, 2014 and December 31, 2013, we had working capital of $86.1 million and $88.3 million, respectively, which included $45.6 million and $41.4 million of deferred revenue recorded as a current liability, respectively. The decrease in our working capital at March 31, 2014 is primarily due to our net cash used in operating activities, partially offset by proceeds received for common stock issued upon exercise of stock options and under our employee stock purchase plan and the investment we received from the redeemable non-controlling interests holders in our Japan joint venture.

We assess our liquidity primarily through our cash on hand as well as the projected timing of billings under contract with our customers and related collection cycles. We believe our current cash and cash equivalents, cash to be received from existing and new customers will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support customer growth, international expansion, research and development, litigation, increased general and administrative expenses to support the anticipated growth in our operations, including being a public company, capital equipment required to support our growing headcount and equipment required in connection with our co-location data center facilities which we manage and own. Our capital expenditures in future periods are expected to grow in line with our business. To the extent that existing cash and cash from operations are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

The table below provides selected cash flow information for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(13,211)	$(4,905)
Net cash used in investing activities	(2,758)	(2,877)
Net cash provided by (used in) financing activities	7,265	(306)
Net decrease in cash and cash equivalents, net of impact of foreign exchange rates on cash	(8,727)	(8,071)

Net Cash Used in Operating Activities

Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel to support the anticipated growth of our business, the increase in the number of customers using our cloud-based software and services, the amount and timing of customer payments and variable compensation such as bonus and commissions payments. Cash used in operating activities has historically come from a net loss driven by sales of subscriptions to our solutions and adjusted for non-cash expense items, such as depreciation and amortization of property and equipment, stock-based compensation and acquired intangible assets. The percentage of customers that pay quarterly rather than annually varies from quarter to quarter. The percentage of customers who pay us quarterly has a material impact on our net cash used in operating activities.

Our cash used in operating activities during the three months ended March 31, 2014 primarily reflected our net loss of $12.5 million, offset by non-cash expenses that included $2.1 million of depreciation and amortization and $5.0 million in stock-based compensation. Cash outflows resulting from changes in assets and liabilities included decreases in accrued expenses and other current liabilities and increases in prepaid expenses and other current assets. The decrease in accrued expenses and other current liabilities of $9.6 million primarily reflected cash payments of fiscal 2013 liabilities including year-end bonuses and commissions. The increase in prepaid expenses and other current assets of $3.7 million primarily reflected prepaid costs related to our annual user summit which occurred in April 2014 and to a lesser extent, amounts paid for annual subscription software services. These cash outflows were partially offset by an increase in deferred revenue and a decrease in accounts receivable. The increase in deferred revenue of $4.3 million primarily reflected the addition of new customers and the customer mix of more annual versus quarterly billing invoiced during the period. The decrease in accounts receivable of $1.7 million primarily reflected the decrease in days’ sales outstanding (DSO), which were 71 days during the first quarter of 2014 compared to 87 days in the fourth quarter of 2013.

Our cash used in operating activities during the three months ended March 31, 2013 primarily reflected our net loss of $9.5 million, offset by non-cash expenses that included $0.8 million of depreciation and amortization and $1.0 million in stock-based compensation. Working capital sources of cash included a $3.9 million increase in deferred revenue resulting primarily from the addition of new customers invoiced during the period. These sources of cash were partially offset by a $1.8 million increase in prepaid expenses and other current assets, primarily associated with amounts paid for annual subscription software services which are amortized over the contracted service period, as well as prepaid costs associated with our annual user summit which occurred in April 2013.

Net Cash Used in Investing Activities

For the three months ended March 31, 2014, cash used in investing activities of $2.8 million consisted of $2.6 million for the purchases of property and equipment, primarily associated with an increase in equipment in our co-location data center facilities as we continue to expand capacity and to a lesser extent, increases associated with our higher employee headcount and supporting general growth in our business and capitalized software development costs of $0.2 million.

For the three months ended March 31, 2013, cash used in investing activities consisted of $2.9 million for the purchases of property and equipment, primarily associated with our transition from a managed hosting service provider to co-location data center facilities, and to a lesser extent, an increase in equipment, furniture and fixtures and leasehold improvements associated with supporting our higher employee headcount.

Net Cash Provided By (Used In) Financing Activities

For the three months ended March 31, 2014, cash provided by financing activities of $7.3 million consisted of $3.4 million of proceeds from the issuance of common stock under our employee stock purchase plan, $2.5 million of proceeds received from the issuance of common stock upon the exercise of stock options and $2.0 million of investment proceeds received from our redeemable non-controlling interest holders in our Japan joint venture. These increases were partially offset by $0.3 million related to repayments under our credit facility, $0.1 million in cash payments related to costs associated with our follow-on offering and $0.2 million in cash payments related to the registration of common stock issued in connection with our acquisition of Insightera during the fourth quarter of 2013.

For the three months ended March 31, 2013, cash used in financing activities consisted of $0.8 million in cash payments related to costs associated with our initial public offering, partially offset by $0.5 million of proceeds received from the issuance of common stock upon the exercise of stock options.

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

There have been no significant changes in our critical accounting policies and estimates during the first quarter of 2014 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This amendment clarifies the guidance on the presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The adoption of this update in the first quarter of 2014 did not have a material impact to our consolidated financial position, results of operations, or cash flows.

Contractual Obligations and Commitments

There were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the year ended December 31, 2013.

Our primary contractual obligations are from our operating leases, a credit facility and other contractual commitments. See Note 7 - Credit Facility to our condensed consolidated financial statements for a discussion of our credit facility.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro, British Pound Sterling, Australian dollar and Japanese Yen. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect our revenue and other operating results as expressed in U.S. dollars.

We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We recognize foreign currency gains (losses) from time to time, but such gains (losses) were in immaterial amounts during the three months ended March 31, 2014 and 2013.

Interest Rate Sensitivity

We have a credit facility with outstanding equipment advances of approximately $7.3 million and $7.6 million as of March 31, 2014 and December 31, 2013, respectively. The interest rate associated with this facility is the greater of 4% or three quarters of a percentage point above the prime rate. A one percent increase in the prime rate would not have an impact on our operating results as the greater of the two rates is 4%, and we would still pay interest of 4%. A 10% increase or decrease in interest rates would not result in a material change in either our obligations under this facility or in the returns on our cash and cash equivalents.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principle executive officer) and Chief Financial Officer (principle financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, operating results, financial position or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

We generated net losses of $47.4 million, $34.4 million and $22.6 million in 2013, 2012 and 2011, respectively, and $12.5 million for the three months ended March 31, 2014. As of March 31, 2014, we had an accumulated deficit of $142.1 million. We will need to generate and sustain increased revenue levels in future periods in order to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our marketing and sales operations, develop and enhance our marketing software, meet the increased compliance requirements associated with our transition to and operation as a public company, upgrade our data center infrastructure and services capabilities and expand into new markets. Historically, we also have experienced negative gross margins on our professional services, which are expected to continue to be negative. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

•                  email marketing software vendors, such as Responsys (acquired by Oracle in early 2014) and Silverpop (expected to be acquired by IBM); and

•                  large-scale enterprise suites such as Oracle and SAP.

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

Our customers have no obligation to renew their subscriptions for our solutions after the expiration of their subscription period, which is typically one year, but ranges from one to three years. In addition, our customers may renew for lower subscription amounts or for shorter contract lengths. We may not accurately predict renewal rates for our customers. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer usage, pricing changes, number of applications used by our customers, customer satisfaction with our service, increased competition, the acquisition of our customers by other companies and deteriorating general economic conditions. If our customers do not renew their subscriptions for our solutions or decrease the amount they spend with us, our revenue will decline and our business will suffer.

If we are unable to maintain a good relationship with salesforce.com and develop and grow our relationships with other platform providers, our business will suffer.

As of March 31, 2014, a significant percentage of our customers continued to integrate our solutions with certain capabilities of salesforce.com using publicly available application programming interfaces (APIs). In general, we rely on the fact that salesforce.com continues to allow us access to its APIs to enable these customer integrations. To date, we have not relied on a long-term written contract to govern our relationship with salesforce.com. Instead, we are subject to the standard terms and conditions for application developers of salesforce.com, which govern the distribution, operation and fees of applications on the salesforce.com platform, and which are subject to change by salesforce.com from time to time. While we expect the majority of our revenue to come from customers who also use the salesforce.com platform in the near term, we also integrate our solutions with other platform providers, including Microsoft, NetSuite, Oracle, SAP and SugarCRM. Any deterioration in our relationship with any platform provider would harm our business and adversely affect our operating results.

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

•                  establishes more favorable relationships with one or more of our competitors, or acquires one or more of our competitors and offers competing services to us; or

•                  otherwise develops its own competitive offerings.

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

From 2011 to 2013, our annual revenue grew from $32.4 million to $95.9 million. For the three months ended March 31, 2014, our revenue grew to $32.3 million from $19.7 million during the three months ended March 31, 2013. We expect that, in the future, if our revenue increases to higher levels, our revenue growth rate will decline. We believe growth of our revenue depends on a number of factors, including our ability to:

•                  price our marketing software and services effectively so that we are able to attract and retain customers without compromising our profitability;

•                  attract new customers, increase our existing customers’ use of our services and provide our customers with excellent professional services and customer support;

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

In addition, our historical rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have also experienced significant growth in database size, the number of users and transactions and the amount of data that our hosting infrastructure supports. As we continue to grow, we will likely open new offices in the United States and internationally, and hire additional personnel for those offices. Finally, our organizational structure is becoming more complex as we integrate acquired companies as well as add additional employees. We will need to improve our operational, financial and management controls as well as our reporting systems and procedures as our operations become increasingly complex. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to customer success that has been central to our growth so far.

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

Many governments have enacted laws requiring companies to notify individuals of data security incidents involving certain types of personal data. In addition, some of our customers contractually require notification of any data security compromise or suspected compromise. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, cause existing customers to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

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

Currently, a significant majority of our revenue is derived from companies in the business to business (B2B) market and a significant portion is derived from customers in the technology industry. An important part of our strategy, however, is to further penetrate the business to consumer (B2C) market and vertical industries outside of technology such as healthcare. We have less experience in this market and these industries, and expanding into them may require us to develop additional features for our products, expand our expertise in certain areas, and add sales and support personnel possessing familiarity with this market and the relevant vertical industries. In addition, B2C customers may have greater usage requirements during their peak selling seasons which could put pressure on our systems and infrastructure and require us to expand these systems and infrastructure to meet increased demand. As a result of these and other factors, our efforts to expand further into the B2C market and further into additional vertical industries may be expensive, may not succeed and may harm our revenue growth and operating results.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In 2013, 2012 and 2011, and the three months ended March 31, 2014, revenue generated outside of the United States was approximately 15%, 13%, 11% and 15%, respectively, of our total revenue. We currently have international offices outside of North America in Europe, Australia, and Japan, which focus primarily on selling and implementing our solutions in those regions and an office in Israel which focuses primarily on research and development. In the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

•                  changes in a specific country’s or region’s political or economic conditions;

•                  unexpected changes in regulatory requirements, taxes or trade laws;

•                  more stringent regulations relating to data security and the unauthorized use of, or access to, commercial and personal information;

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

Our success and future growth depend upon the continued services of our management team, including Phillip M. Fernandez, our President and Chief Executive Officer, and other key employees in the areas of research and development, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our solutions. We may terminate any employee’s employment at any time, with or without cause, and any employee may resign at any time, with or without cause. In addition, our executive officers and certain other management-level employees benefit from management retention agreements and/or a change in control acceleration policy in which an involuntary termination by us without cause or a voluntary termination by the employee for good reason, as such terms are defined in the agreements and policy, in connection with or one year after a change of control transaction, will result in severance pay and/or acceleration of equity vesting for the individual, which would increase the cost to us of any such departure. We do not maintain key man life insurance on any of our employees. The loss of one or more of our key employees could harm our business.

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

If we fail to adequately protect our proprietary rights, our competitive position could be impaired, and we may lose valuable assets, experience reduced revenue and incur costly litigation to protect our rights.

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Any of our patents, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. While we have some U.S. patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some contract provisions protecting against unauthorized use, copying, transfer and disclosure of our products may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase.

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

Our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned approximately 58.3% of our common stock outstanding as of March 31, 2014. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

In addition, holders of an aggregate of approximately 17.5 million shares of our common stock as of March 31, 2014 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

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

We are an “emerging growth company”, as defined in the JOBS Act, and we are able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years or such earlier time that we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and the last day of the fiscal year ending after the fifth anniversary of our initial public offering. We may choose to take advantage of some but not all of these reduced reporting burdens. Because we take advantage of some of these reduced reporting requirements, the information that we provide our security holders in future filings may be different than you might get from other public companies in which you hold equity interests.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                       Default Upon Senior Securities

None.

Item 4.                       Mine Safety Disclosures

None.

Item 5.                       Other Information

None.

Item 6.                       Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT

INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Certificate of Incorporation of the Company filed May 22, 2013.	10-Q	3.1	August 9, 2013

3.2	Bylaws of the Company dated May 22, 2013.	10-Q	3.2	August 9, 2013

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101

The following materials from the Marketo, Inc. Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i)the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

Furnished herewith

*

The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marketo, Inc.

Date: May 15, 2014	By:	/s/ Frederick A. Ball

Frederick A. Ball

Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)