Form 10-Q
period 2014-06-30
Marketo, Inc.
filed 2014-08-11
CIK 1490660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

There were 40,774,337 shares of the registrant’s Common Stock issued and outstanding as of August 7, 2014.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MARKETO, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$119,714	$128,299
Accounts receivable, net of allowances	29,648	26,946
Prepaid expenses and other current assets	5,569	3,218
Total current assets	154,931	158,463
Property and equipment, net	15,489	13,856
Goodwill	26,045	25,941
Intangible assets, net	6,509	7,095
Other assets	921	484
Total assets	$203,895	$205,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,560	$3,527
Accrued expenses and other current liabilities	17,839	23,055
Deferred revenue	53,161	41,356
Current portion of credit facility	2,664	2,187
Total current liabilities	77,224	70,125
Credit facility, net of current portion	4,026	5,372
Other liabilities	1,792	1,900
Total liabilities	83,042	77,397

Commitments and contingencies (Note 8)

Redeemable non-controlling interests	1,433	—
Stockholder’s equity:
Common stock	4	4
Additional paid-in capital	274,353	257,801
Accumulated other comprehensive income	245	198
Accumulated deficit	(155,182)	(129,561)
Total stockholders’ equity	119,420	128,442
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$203,895	$205,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETO, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue:
Subscription and support	$31,236	$19,883	$59,847	$37,438
Professional services and other	4,794	2,621	8,475	4,802
Total revenue	36,030	22,504	68,322	42,240
Cost of revenue:
Subscription and support	6,876	6,321	13,111	12,141
Professional services and other	5,540	3,121	10,381	5,739
Total cost of revenue	12,416	9,442	23,492	17,880
Gross profit:
Subscription and support	24,360	13,562	46,736	25,297
Professional services and other	(746)	(500)	(1,906)	(937)
Total gross profit	23,614	13,062	44,830	24,360
Operating expenses:
Research and development	7,198	5,985	14,329	10,981
Sales and marketing	23,786	15,488	44,154	27,806
General and administrative	5,731	3,876	11,923	7,303
Total operating expenses	36,715	25,349	70,406	46,090
Loss from operations	(13,101)	(12,287)	(25,576)	(21,730)
Other income (expense), net	(186)	(86)	(245)	(147)
Loss before provision for income taxes	(13,287)	(12,373)	(25,821)	(21,877)
Provision (benefit) for income taxes	(16)	17	(30)	37
Net loss	(13,271)	(12,390)	(25,791)	(21,914)
Net loss attributable to redeemable non-controlling interests	159	—	170	—
Net loss attributable to Marketo	$(13,112)	$(12,390)	$(25,621)	$(21,914)

Net loss per share of common stock, basic and diluted	$(0.33)	$(0.63)	$(0.64)	$(1.91)
Shares used in computing net loss per share of common stock, basic and diluted	40,271	19,822	39,898	11,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETO, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(13,271)	$(12,390)	$(25,791)	$(21,914)
Other comprehensive income (loss):
Foreign currency translation adjustments	115	(26)	65	12
Total comprehensive loss	(13,156)	(12,416)	(25,726)	(21,902)
Net loss attributable to redeemable non-controlling interests	159	—	170	—
Other comprehensive (income) loss attributable to redeemable non-controlling interests	(20)	—	(18)	—
Comprehensive loss attributable to Marketo	$(13,017)	$(12,416)	$(25,574)	$(21,902)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(25,791)	$(21,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,344	1,787
Stock-based compensation expense	10,918	3,617
Deferred income taxes	(143)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,713)	(2,856)
Prepaid expenses and other current assets	(2,151)	(1,233)
Other assets	(579)	(183)
Accounts payable	478	2,606
Accrued expenses and other current liabilities	(5,823)	3,087
Deferred revenue	11,837	9,932
Deferred rent	(21)	86
Net cash used in operating activities	(9,644)	(5,071)
Cash flows from investing activities:
Purchase of property and equipment	(4,263)	(5,863)
Capitalized software development	(404)	(221)
Net cash used in investing activities	(4,667)	(6,084)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discount	—	80,506
Proceeds from private placement	—	6,500
Proceeds from issuance of common stock upon exercise of stock options	3,327	1,416
Proceeds from the issuance of common stock issued under the employee stock purchase plan	3,384	—
Investment from redeemable non-controlling interests	1,953	—
Repurchase of unvested common stock from terminated employees	(46)	(16)
Withholding taxes remitted for the net share settlement of equity awards	(1,692)	—
Proceeds from issuance of debt	—	3,089
Repayment of debt	(868)	(116)
Payment of deferred initial public offering and follow-on offering costs	(104)	(2,537)
Payment incurred for common stock registration related to acquisition	(319)	—
Net cash provided by financing activities	5,635	88,842
Effect of foreign exchange rate changes on cash and cash equivalents	91	(52)
Net increase (decrease) in cash and cash equivalents	(8,585)	77,635
Cash and cash equivalents — beginning of period	128,299	44,247
Cash and cash equivalents — end of period	$119,714	$121,882
Supplemental disclosures of cash flow information:
Cash paid for interest	$147	$69
Cash paid for income taxes	44	28
Supplemental disclosure of noncash investing and financing activities:
Conversion of convertible preferred stock into common stock	—	119,121
Vesting of early exercise options	190	410
Property and equipment acquired through tenant improvement allowance	—	1,136

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

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  ASU 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

2. Joint Venture

On February 19, 2014, the Company entered into an agreement with SunBridge Corporation and Dentsu eMarketing One K.K. (collectively, the Investors) to engage in the investment, organization, management and operation of a Japanese subsidiary (Marketo KK) of the Company that is focused on the sale of the Company’s products and services in Japan. The Investors contributed approximately $2.0 million (200,000,000 Japanese Yen) in cash in exchange for 35.4% of the outstanding equity interests of Marketo KK. As of June 30, 2014, the Company owned approximately 64.6% of the outstanding equity interests of Marketo KK. Furthermore, the Company and the Investors have agreed to subscribe to additional shares by contributing additional funding of approximately $2.3 million (237,480,955 Japanese Yen) and approximately $2.0 million (200,000,000 Japanese Yen), respectively, on or before April 1, 2015, at which point the Company and the Investors would own approximately 60.1% and 39.9% of the outstanding equity interests in Marketo KK, respectively.

Twenty percent of the common stock held by the Investors may be callable by the Company or puttable by the Investors beginning on the seventh anniversary of the initial capital contribution by the Investors. This percentage increases to forty percent and one hundred percent on the eighth and tenth anniversary, respectively.  Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the relative revenues of Marketo KK and the Company and may be settled, at the Company’s discretion, with Company stock (with no limit on the shares that may be issued) or cash.  Additionally, the common stock held by the Investors may be callable or puttable following a change of control of the Company.  The redeemable non-controlling interests in Marketo KK is classified outside of permanent equity in the Company’s condensed consolidated balance sheet as of June 30, 2014, primarily due to the put right available to the redeemable non-controlling interest holders in the future which may be settled in cash or common stock of the Company. The balance of the redeemable non-controlling interests is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings, or its estimated redemption value. The resulting changes in the estimated redemption amount (increases or decreases) are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interests was approximately $0.2 million at June 30, 2014.

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

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

As of June 30, 2014 and December 31, 2013, financial assets measured at fair value on a recurring basis were comprised of money market funds and certificates of deposit included within cash and cash equivalents.

The fair value of these financial assets was determined using the following inputs for the periods presented:

	June 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$106,999	$—	$—	$121,466	$—	$—
Certificate of deposit	—	25	—	—	3,219	—
Total	$106,999	$25	$—	$121,466	$3,219	$—

4. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)
Cash	$12,690	$3,614
Cash equivalents:
Money market funds	106,999	121,466
Certificate of deposit	25	3,219
	107,024	124,685
Cash and cash equivalents	$119,714	$128,299

Accounts Receivable

Accounts receivable consist of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)
Accounts receivable	$29,943	$27,275
Allowance for doubtful accounts	(295)	(329)
Accounts receivable, net	$29,648	$26,946

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)
Computer equipment	$16,035	$12,919
Software	2,360	2,314
Office furniture	1,576	1,318
Leasehold improvements	3,130	2,993
Construction in progress	1,446	51
Total property and equipment	24,547	19,595
Less accumulated depreciation	(9,058)	(5,739)
Property and equipment, net	$15,489	$13,856

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	June 30,	December 31,
	2014	2013
	(in thousands)
Accrued bonuses, commissions and wages	$7,640	$12,321
Accrued ESPP	2,207	3,278
Accrued vacation	2,758	2,202
Accrued marketing expenses	1,662	1,062
Accrued legal, consulting and audit fees	317	672
Accrued employee expense reimbursements	497	643
Accrued sales taxes and other taxes	351	638
Liability payable for unvested stock options exercises	347	552
Accrued sales awards	428	320
Accrued other	1,632	1,367
Total	$17,839	$23,055

Changes in Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustments	Total
	(in thousands)
Balance at December 31, 2013	$198	$198

Other comprehensive income before reclassifications	65	65
Amounts reclassified from accumulated other comprehensive income	—	—
Other comprehensive income attributable to redeemable non-controlling interests	(18)	(18)

Balance at June 30, 2014	$245	$245

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014 (in thousands)	Weighted Average Remaining Useful Life (in years)	December 31, 2013 (in thousands)	Weighted Average Remaining Useful Life (in years)
Developed technology	$4,950	3.4	$4,950	3.9
Domain names	950	4.1	950	4.5
Customer relationships	1,600	2.1	1,600	4.9
Non-compete agreements	130	—	130	0.3
Capitalized software development costs	1,789	1.4	1,355	1.3
	9,419		8,985
Less accumulated amortization	(2,910)		(1,890)
Intangible assets, net	6,509		7,095
Goodwill	26,045		25,941
Goodwill and intangible assets, net	$32,554		$33,036

The Company also recorded $0.1 million of measurement period adjustments increasing goodwill related to the acquisition of Insightera, Ltd. (Insightera) during the six months ended June 30, 2014.

Amortization expense for the periods indicated below was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization expense	$503	$158	$1,020	$317

Based on the carrying amount of intangible assets as of June 30, 2014, the estimated future amortization is as follows (in thousands):

	Years Ending December 31,
	Six Months Ending December 31, 2014	2015	2016	2017	2018	2019 and beyond	Total
Developed Technology	$571	$1,141	$1,141	$1,055	$—	$—	$3,908
Domain Names	92	183	180	100	100	29	684
Customer Relationships	274	547	315	—	—	—	1,136
Capitalized Software Development Costs	284	477	20	—	—	—	781

Total	$1,221	$2,348	$1,656	$1,155	$100	$29	$6,509

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Stockholders’ Equity and Redeemable Non-controlling Interests

The following table summarizes the activity in stockholders’ equity and redeemable non-controlling interests for the period indicated below (in thousands):

	Total Stockholders’ Equity	Redeemable Non-controlling Interests

Balance as of December 31, 2013	$128,442	$—
Issuance of common stock upon exercise and early exercise of stock options	3,296	—
Issuance of common stock under employee stock purchase plan	3,384	—
Investment by redeemable non-controlling interests	369	1,585
Withholding taxes for the net share settlement of equity awards	(1,698)	—
Vesting of early exercised options	190	—
Costs incurred with follow-on offering	62	—
Stock-based compensation expense	10,949	—
Net loss	(25,621)	(170)
Foreign currency translation adjustments	47	18
Balance as of June 30, 2014	$119,420	$1,433

7. Credit Facility

In May 2012, the Company entered into a loan and security agreement with a bank related to an equipment facility providing the Company with an equipment line of up to $4.0 million. In June 2013, the Company entered into a first amendment to the loan and security agreement, which provided an additional line of credit for advances of up to $4.5 million. The interest rate associated with both lines of credit is the greater of 4% or three-quarters percentage points above the prime rate, as determined on the applicable funding date. For each equipment advance, the Company will pay interest only for approximately nine months. Subsequently, the Company will make thirty-six equal monthly payments of principal and interest. The loan is secured by a security interest on substantially all of the Company’s assets, including the equipment purchased with the advances, and excludes the Company’s intellectual property. The loan and security agreement contains customary events of default and provides that during the existence of an event of default, interest on the obligations could be increased by 5%.

In May 2014, the Company entered into a second amendment to the loan and security agreement to amend various covenants. Under the second amendment the Company is required to maintain compliance with certain financial covenants, which include maintaining a minimum cash balance with the bank and various reporting covenants. As of June 30, 2014, the Company was in compliance with these covenants.  As of June 30, 2014 and December 31, 2013, the outstanding loan balance was $6.7 million and $7.6 million, respectively.

There were no material changes in the Company’s commitments under the outstanding loan balance, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2013.

8. Commitments and Contingencies

Except as set forth below, there were no material changes in the Company’s commitments under contractual obligations, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2013.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In May 2014, the Company amended its lease agreement associated with the Company’s pre-existing building space in San Mateo, California, whereby the Company agreed to lease additional space of 14,864 square feet and extend the lease term of its pre-existing space through the end of August 2018. The amended lease agreement has increased the future minimum lease payments by approximately $9.3 million.

In May 2014, the Company entered into a definitive lease agreement whereby the Company will lease approximately 7,245 square feet of office space in Atlanta, Georgia. The Company’s future minimum lease payments under this agreement are approximately $1.1 million, payable over the sixty-six month term of the lease.

As of June 30, 2014, future minimum operating lease payments are as follow (in thousands):

2014 (remaining 6 months)	$2,243
2015	4,474
2016	4,638
2017	4,742
2018	3,237
Thereafter	205
Total	$19,539

Additionally, in May 2014, the Company entered into a hosting service agreement with a vendor. The Company’s contractual obligation under this agreement is approximately $1.8 million, payable over the thirty-six month term of the agreement.

9. Stockholder’s Equity and Stock Based Compensation

Common Stock Authorized and Outstanding

As of June 30, 2014, the Company was authorized to issue 1,000,000,000 common shares with a par value of $0.0001 per share and 20,000,000 convertible preferred shares with a par value of $0.0001 per share. As of June 30, 2014, the Company had approximately 40.6 million shares of common stock issued and outstanding.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Summary of Stock Option Activity

A summary of the Company’s stock option activity under all stock option plans and related information for six months ended June 30, 2014 is as follows:

	OPTIONS OUTSTANDING
	Shares Available for Grant (in thousands)	Number of Stock Options Outstanding (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)

Balance as of December 31, 2013	3,486	6,343	$5.33	7.98	$201,305
Additional shares authorized	1,962
Granted	(870)	870	39.04
Exercised		(989)	3.37
Repurchased	68		25.86
RSUs granted, net of cancellations/forfeitures	(1,068)
Cancelled/forfeited	250	(250)	9.19
Balance as of June 30, 2014	3,828	5,974	10.40	7.95	120,792
Exercisable as of June 30, 2014		4,935	5.08	7.66	118,438
Vested and expected to vest as of June 30, 2014		5,861	$10.52	7.96	$118,024

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing price of $29.08 as of June 30, 2014 for options that were in-the-money as of that date.

Option awards generally vest over a four year period, with 25% vesting after one year from date of grant and monthly thereafter. Stock options granted under our 2006 Plan provided employee option holders with an early exercise provision, where in the event of termination any unvested shares purchased are subject to repurchase by the Company at the original purchase price. This right of repurchase lapses as the option vests. Options exercisable as of June 30, 2014 include options that are exercisable prior to vesting.

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised were as follows (in thousands, except weighted average grant date fair value):

	Six Months Ended June 30,
	2014	2013
Weighted average grant date fair value	$20.79	$4.44
Total intrinsic value of options exercised	$33,190	$4,855

The total estimated grant date fair value of options vested during the six months ended June 30, 2014 was approximately $3.0 million.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Determining Fair Value of Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used to estimate the fair value of options granted to employees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected term (in years)	6	6	6	6
Risk-free interest rate	1.90% - 1.97%	0.86% - 1.375%	1.84% - 1.97%	0.86% - 1.375%
Expected volatility	49% - 55%	57% - 58%	49% - 56%	57% - 58%
Expected dividend rate	0%	0%	0%	0%

Restricted Stock Units

A summary of the Company’s Restricted Stock Units (RSUs) activity and related information for the six months ended June 30, 2014 are as follows:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2013	582	$22.57	$21,579
RSUs Granted	1,136	38.29
RSUs Vested	(137)	5.88
RSUs Cancelled/Forfeited	(68)	38.35
Balance as of June 30, 2014	1,513	$35.19	$43,988

RSUs granted during the six months ended June 30, 2014 are subject to a time-based vesting condition that ranges from 3 to 4 years.

The aggregate intrinsic value of RSUs outstanding at June 30, 2014 was determined using the Company’s closing stock price of $29.08 per share as of June 30, 2014.

The weighted average grant date fair value of RSUs granted and the total intrinsic value of RSUs that vested during the periods presented were as follows (in thousands, except weighted average grant date fair value):

	Six Months Ended June 30,
	2014	2013
Weighted average grant date fair value	$38.29	$15.10
Total intrinsic value of vested RSUs	$4,237	$6,383

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Employee Stock Purchase Plan

The assumptions used to value employee stock purchase rights under the Black-Scholes model during the three and six months ended June 30, 2014 were as follows:

Expected term (in months)	6 - 9
Risk-free interest rate	0.08% - 0.11%
Expected volatility	41% - 42%
Expected dividend rate	0%

For the six months ended June 30, 2014, the Company recorded stock-based compensation expense relating to the employee stock purchase plan (ESPP) of approximately $1.2 million.

In February 2014 the Company issued approximately 0.3 million shares of common stock under the ESPP with an average purchase price of $11.05 per share.

Stock Compensation Expense

The stock-based compensation expense included in operating results was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Cost of subscription and support revenue	$419	$114	$803	$177
Cost of professional services and other revenue	610	154	1,057	247
Research and development	1,173	937	2,252	1,147
Sales and marketing	2,095	863	3,874	1,093
General and administrative	1,614	548	2,932	953
Total stock-based compensation expense	$5,911	$2,616	$10,918	$3,617

As of June 30, 2014, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimate forfeitures, was as follows:

	June 30, 2014
	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)	(in years)
Stock options	$21,769	2.46
Restricted stock units	36,925	3.37
Employee Stock Purchase Plan	275	0.13
Total unrecognized stock-based compensation expense	$58,969	3.02

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

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock under the two-class method attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amount)
Numerator:
Net loss attributable to Marketo	$(13,112)	$(12,390)	$(25,621)	$(21,914)
Denominator:
Weighted-average common shares outstanding	40,494	20,020	40,134	11,725
Less: Weighted-average unvested common shares subject to repurchase or forfeiture and shares held in escrow	(223)	(198)	(236)	(253)
Weighted-average shares used in computing net loss per share of common stock, basic and diluted	40,271	19,822	39,898	11,472
Net loss per share of common stock, basic and diluted	$(0.33)	$(0.63)	$(0.64)	$(1.91)

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

	As of June 30,
	2014	2013
	(in thousands)
Stock options to purchase common stock	5,974	7,892
Employee stock purchase plan	123	283
Common stock held in escrow	137	—
Common stock subject to repurchase	76	197
Restricted stock units	1,513	257
	7,823	8,629

11. Income Taxes

For the three month and six months ended June 30, 2014, the Company recorded a benefit for income taxes of approximately $16,000 and $30,000, respectively, consisting primarily of foreign and state income taxes offset by a deferred tax benefit resulting primarily from the reduction in the foreign deferred tax liability as a result of the amortization of the acquired intangibles relating to the acquisition of Insightera, which occurred in December 2013. The provision for income taxes for the three and six months ended June 30, 2013 was approximately $17,000 and $37,000, respectively, consisting primarily of foreign and state income taxes.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

For the three and six months ended June 30, 2014 and 2013, the provision for income taxes differed from the statutory amount primarily due to the Company realizing no benefit for current year losses and maintaining a full valuation allowance against the U.S. and foreign net deferred tax assets, while recognizing state and foreign taxes currently payable.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the U.S. Federal and state net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets and certain foreign jurisdictions with net deferred tax assets as of June 30, 2014 and December 31, 2013. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and six months ended June 30, 2014, there have been no material changes to the total amount of unrecognized tax benefits.

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

Revenue

Revenue by geography is based on the shipping address of the customer. The following table presents our revenue by geographic region for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
United States	$30,424	$19,283	$57,774	$36,275
EMEA	2,849	1,609	5,504	3,017
Other	2,757	1,612	5,044	2,948

Total	$36,030	$22,504	$68,322	$42,240

No single customer accounted for more than 10% of our total revenue during the three and six months ended June 30, 2014 and 2013. No single customer accounted for more than 10% of accounts receivable as of June 30, 2014 and December 31, 2013.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Long-lived Assets

The following table sets forth the Company’s long-lived assets by geographic areas as of the periods presented:

	June 30,	December 31,
	2014	2013
	(in thousands)
United States	$14,932	$13,573
EMEA	213	280
Other	344	3

Total	$15,489	$13,856

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

We market and sell our products directly and through a growing network of distribution partners. Our client base is diverse, with 3,359 customers across a wide range of industries including business services, consumer, financial services, healthcare, manufacturing, media, technology and telecommunications. Representative customers include one or more divisions of the following companies: Capgemini, CenturyLink, Citrix, General Electric, Hyundai, Medtronic, Moody’s, Panasonic, Symantec and Sony.  No single customer represented more than 1% of subscription and support revenue during the three and six months ended June 30, 2014 and 2013. During the three and six months ended June 30, 2014, our 20 largest customers accounted for slightly over 11%  and 10% of our total revenue, respectively, and our 20 largest customers accounted for less than 10% of our total revenue for the three and six months ended June 30, 2013.  The percentage of our subscription and support revenue from enterprise customers was 27% and 28% during the three and six months ended June 30, 2014, respectively.

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

We provide our solutions on a subscription basis, and we generated total revenue of $36.0 million and $22.5 million for the three months ended June 30, 2014 and 2013, respectively, and $68.3 million and $42.2 million for the six months ended June 30, 2014 and 2013, respectively. We derive most of our revenue from subscriptions to our cloud-based software and related customer support services. Subscription and support revenue accounted for 87% and 88% of our total revenue during each of the three months ended June 30, 2014 and 2013, respectively, and 88% and 89% of our total revenue during the six months ended June 30, 2014 and 2013, respectively.  We price our products based on customer usage measures, which can include the number of records in each customer’s database and the number of user seats authorized to access our service. Our subscription contracts are typically one year in length, but can range from one year to three years in length.

Professional services revenue accounted for 13% and 12% of our total revenue during the three months ended June 30, 2014 and 2013, respectively, and 12% and 11% of our total revenue during the six months ended June 30, 2014 and 2013, respectively.  Our solution is designed to be ready to use immediately upon provisioning of a new customer subscription. However, we believe that our customers’ success is enhanced by the effective use of modern relationship marketing strategies performed with our software, which we foster primarily through the sale and delivery of expert services that educate our customers on the best use of our solutions as well as assist in the implementation of our solutions. In addition, some of our customers require services to support integrating their existing systems with our solutions. Enterprise customers typically exhibit a higher demand for all of these services. Over the near term, due to market demand for expertise in modern relationship marketing, we expect our professional services revenue to grow at a faster rate than our subscription and support revenue, and therefore, to increase as a percentage of our total revenue. In addition, we also partner with third party consulting organizations that provide similar services to our customers in connection with their use of our solutions.

We generate the majority of our revenue in the United States; however, we are focused on growing our international business. Revenue generated from our international customers was approximately 16% and 14% during the three months ended June 30, 2014 and 2013, respectively, and 15% and 14% during the six months ended June 30, 2014 and 2013, respectively.

We have focused on rapidly growing our business and plan to continue to invest in growth. We expect our cost of revenue and operating expenses to continue to increase in absolute dollars in future periods. Marketing and sales expenses are expected to increase in absolute dollars as we continue to expand our sales teams, increase our marketing activities and grow our international operations. Research and development expenses are expected to increase in absolute dollars to support the enhancement of our existing products and the development of new products. We also intend to invest in maintaining a high level of customer service and support which we consider critical for our continued success. We plan to continue investing in our data center infrastructure and services capabilities in order to support continued future customer growth. We also expect to incur additional general and administrative expenses as a result of both our growth and the infrastructure required to be a public company. We also may acquire or invest in businesses, products or technologies that we believe could complement or expand our platform and enhance our technical capabilities. Considering our plans for investment, we do not expect to be profitable in the near term and, in order to achieve profitability, we will need to grow revenue at a rate faster than our investments in cost of revenue and operating expenses. For the remaining six months of 2014, we expect the demand for our solutions and services, along with revenue growth rates, to remain strong.

We had net losses attributable to Marketo of $13.1 million and $12.4 million for the three months ended June 30, 2014 and 2013, respectively, and $25.6 million and $21.9 million for the six months ended June 30, 2014 and 2013, respectively, primarily due to increased investments in our current and projected future growth.

Since our inception, we financed our operations through cash collected from customers as well as preferred equity financings, our initial public offering and concurrent private placement completed in May 2013, and our follow-on public offering completed in September 2013.  We also maintain a credit facility. As of June 30, 2014, we had outstanding borrowings of $6.7 million under this facility.

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

Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Subscription and support	86.7%	88.4%	87.6%	88.6%
Professional services and other	13.3	11.6	12.4	11.4
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscription and support	19.1	28.1	19.2	28.7
Professional services and other	15.4	13.9	15.2	13.6
Total cost of revenue	34.5	42.0	34.4	42.3
Gross margin:
Subscription and support	67.6	60.3	68.4	59.9
Professional services and other	-2.1	-2.2	-2.8	-2.2
Total gross margin	65.5	58.0	65.6	57.7
Operating expenses:
Research and development	20.0	26.6	21.0	26.0
Sales and marketing	66.0	68.8	64.6	65.8
General and administrative	15.9	17.2	17.5	17.3
Total operating expenses	101.9	112.6	103.1	109.1
Loss from operations	-36.4	-54.6	-37.4	-51.4
Other income (expense), net	-0.5	-0.4	-0.4	-0.3
Loss before provision for income taxes	-36.9	-55.0	-37.8	-51.8
Provision (benefit) for income taxes	0.0	0.1	0.0	0.1
Net loss	-36.8	-55.1	-37.7	-51.9
Net loss attributable to redeemable non-controlling interests	0.4	0.0	0.2	0.0
Net loss attributable to Marketo	-36.4%	-55.1%	-37.5%	-51.9%
Percentages are based on actual values. Totals may not sum due to rounding.

Percentages are based on actual values. Totals may not sum due to rounding.

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenues:
Subscription and support	$31,236	$19,883	$11,353	57.1%	$59,847	$37,438	$22,409	59.9%
Professional services and other	4,794	2,621	2,173	82.9	8,475	4,802	3,673	76.5
Total revenue	$36,030	$22,504	$13,526	60.1%	$68,322	$42,240	$26,082	61.7%

Percentage of revenues:
Subscription and support	86.7%	88.4%			87.6%	88.6%
Professional services and other	13.3%	11.6%			12.4%	11.4%
Total	100.0%	100.0%			100.0%	100.0%

Total revenue increased $13.5 million, or 60%, during the second quarter of 2014 compared to the comparable period in 2013, due to the increase in subscription and support revenue of $11.4 million and an increase in professional services revenue of $2.2 million. During the six month period ended June 30, 2014, total revenue increased $26.1 million, or 62%, compared to the comparable period in 2013, due to the increase in subscription and support revenue of $22.4 million and an increase in professional services revenue of $3.7 million.

The increase in subscription and support revenue was primarily attributable to (1) growth in our total customer count primarily from the SMB market, (2) growth in both usage rights (driven by higher use, consumption and/or database size of our products used by existing customers) and cross sell of additional products either during the term of their subscription or at the point of renewal of their subscription and (3) higher customer retention rates.

Of the total increase in subscription and support revenue for the second quarter of 2014, 62% was attributable to revenue from new customers acquired from July 1, 2013 through June 30, 2014, and 38% was attributable to revenue from customers existing on or before June 30, 2013.

The increase in professional services revenue resulted from increased demand of services across our customer base. We expect professional services revenue to continue to grow as we continue to grow our customer base, and as we sell follow-on services, training, education and optimization of our products to our installed base.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Cost of revenue:
Subscription and support	$6,876	$6,321	$555	8.8%	$13,111	$12,141	$970	8.0%
Professional services and other	5,540	3,121	2,419	77.5	10,381	5,739	4,642	80.9
Total cost of revenue	$12,416	$9,442	$2,974	31.5%	$23,492	$17,880	$5,612	31.4%

Gross margin:
Subscription and support	78.0%	68.2%			78.1%	67.6%
Professional services and other	-15.6%	-19.1%			-22.5%	-19.5%
Total gross margin	65.5%	58.0%			65.6%	57.7%

Cost of subscription and support increased due to the following (in thousands):

	Change
	Three Months	Six Months
Depreciation and amortization	$745	$1,569
Personnel-related costs	676	1,384
Software subscription	230	436
Hosting costs	(1,640)	(3,140)
Various other items	544	721

	$555	$970

The increase in cost of subscription and support for the three and six month ended June 30, 2014 primarily reflects an increase in depreciation and amortization expense and personnel-related costs (salary, benefits and stock-based compensation). The increase in depreciation and amortization expense and software subscription expense reflects the completion of our transition to our U.S. based co-location data center facilities at the end of fiscal 2013, where we now manage our own computer equipment and systems. The increase in salary and benefit costs primarily reflects an increase in headcount directly associated with our cloud infrastructure, customer support and customer success organizations to support our customer growth, while the increase in stock-based compensation reflects grants of additional equity awards to existing employees and of equity awards to new employees. These increases were offset by a decrease in hosting costs for the three and six months ended June 30, 2014 as compared to the corresponding period in 2013 as a result of our decreased use of a managed hosting service provider due to the completion of the transition to our own U.S. based co-location data center facilities.

Our subscription and support gross margin were 78.0% and 68.2% for the three months ended June 30, 2014 and 2013, respectively, and 78.1% and 67.6% for the six months ended June 30, 2014 and 2013, respectively.  The increase in subscription and support gross margin for the three and six months ended June 30, 2014 primarily reflects the transition to our own co-location data center facilities from a managed hosting service provider which we completed at the end of fiscal 2013.

Cost of professional services and other increased due to the following (in thousands):

	Change
	Three Months	Six Months
Personnel-related costs	$1,639	$2,992
Consulting	566	1,132
Various other items	214	518

	$2,419	$4,642

The increase in cost of professional services and other during the three and six months ended June 30, 2014 was due primarily to an increase in personnel-related costs (salary, commissions, benefits and stock-based compensation) and consulting costs.  The increase in salary and benefit costs primarily reflects an increase in headcount as we continue to grow our professional services organization to support demand for expert marketing services, while the increase in stock-based compensation reflects grants of additional equity awards to existing employees and of equity awards to new employees. Additionally, consulting costs increased as a result of increased usage of outside contractors to supplement our existing staff.

Our professional services and other gross margin were (15.6)% and (19.1)% for the three months ended June 30, 2014 and 2013, respectively, and (22.5)% and (19.5)% for the six months ended June 30, 2014 and 2013, respectively. The improvement in gross margin for the three months ended June 30, 2014 was due to higher billable utilization of professional services consultants. While our overall utilization of professional services consultants was higher for the six months ended June 30, 2014, the increase in personnel-related costs, primarily associated with stock-based compensation, had a negative impact on gross margins.

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

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Research and development	$7,198	$5,985	$1,213	20.3%	$14,329	$10,981	$3,348	30.5%
Percentage of total revenue	20.0%	26.6%			21.0%	26.0%

Research and development expenses increased due to the following (in thousands):

	Change
	Three Months	Six Months
Personnel-related costs	$668	$2,442
Depreciation and amortization	281	554
Various other items	264	352
	$1,213	$3,348

The increase in research and development expenses during the three and six months ended June 30, 2014 was primarily due to an increase in personnel-related costs (salary, bonuses, benefits and stock-based compensation). The increase in salary and benefit costs primarily reflects the increase in headcount to help continue the enhancement of our existing product suite and to a lesser extent, an increase in headcount from our acquisition of Insightera in December 2013, while the increase in stock-based compensation reflects grants of additional equity awards to existing employees and of equity awards to new employees. The increase in depreciation and amortization expense is driven by growth in depreciable assets.

We believe that continued investment in our technology is important for our future growth, and, as a result, we expect research and development expenses to increase in absolute dollars, and increase modestly as a percentage of total revenue for the remainder of 2014.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Sales and marketing	$23,786	$15,488	$8,298	53.6%	$44,154	$27,806	$16,348	58.8%
Percentage of total revenue	66.0%	68.8%			64.6%	65.8%

Sales and marketing expenses increased due to the following (in thousands):

	Change
	Three Months	Six Months
Personnel-related expenses	$5,136	$10,620
Marketing programs	1,816	3,283
Facilities and IT allocation	430	949
Travel and entertainment	564	639
Various other items	352	857

	$8,298	$16,348

The increase in sales and marketing expenses during the three and six months ended June 30, 2014 was due primarily to an increase in personnel-related costs (salary, benefits, stock-based compensation and commission expense). The increase in salary and benefit costs was primarily driven by an increase in headcount for our sales, marketing and business development employees and executives. The increase in stock-based compensation reflects grants of additional equity awards to existing employees and of equity awards to new employees and the increase in commission expense primarily reflects an increase in new customer acquisitions. The increase in marketing program costs reflects increased activity to support growth in our business.  The increase in the allocation of facility and IT expenses was due principally to headcount growth in the sales and marketing department as compared to other departments and overall higher IT and facilities expenses. The increase in travel costs reflects increased international sales and marketing efforts.

We expect sales and marketing expenses to increase in absolute dollars and remain our largest expense in absolute dollars and as a percentage of total revenue, although they may fluctuate as a percentage of total revenue for the remainder of 2014.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
General and administrative	$5,731	$3,876	$1,855	47.9%	$11,923	$7,303	$4,620	63.3%
Percentage of total revenue	15.9%	17.2%			17.5%	17.3%

General and administrative expenses increased due to the following (in thousands):

	Change
	Three Months	Six Months
Personnel-related costs	$1,517	$3,270
Professional services	218	862
Various other items	120	488

	$1,855	$4,620

The increase in general and administrative expenses during the three and six months ended June 30, 2014 was primarily due to increased personnel-related costs (salary, benefits and stock-based compensation). The increase in salary and benefit costs was primarily driven by an increase in headcount for our administrative, legal, human resources, finance and accounting departments, while the increase in stock-based compensation reflects grants of additional equity awards to existing employees and of equity awards to new employees. The increase in professional services represents increases in both legal and accounting fees, primarily from supporting our international expansion, our Sarbanes-Oxley compliance efforts and integration costs associated with our acquisition of Insightera.

We expect that our general and administrative expenses will increase in absolute dollars and as a percentage of revenues as we continue to expand our business and infrastructure to support being a public company although they may fluctuate as a percentage of total revenue for the remainder of 2014.

Liquidity and Capital Resources

To date, we have financed our operations through cash collected from customers as well as preferred equity financings, our IPO and concurrent private placement completed in May 2013, and our follow-on public offering completed in September 2013.  We also maintain a credit facility. As of June 30, 2014 and December 31, 2013, we had cash and cash equivalents of $119.7 million and $128.3 million, respectively, most of which was held in money market accounts.

In May 2012, we entered into a loan and security agreement with a bank related to a credit facility providing us with an equipment line of up to $4.0 million. In June 2013 we entered into a first amendment to the loan and security agreement, which provided an additional line of credit for advances of up to $4.5 million. The interest rate associated with both lines of credit is the greater of 4% or 0.75 of a percentage point above the bank’s prime rate, as determined on the applicable funding date. For each equipment loan advance, we pay interest only for approximately nine months. Subsequently, we make thirty-six equal monthly payments of principal and interest. In May 2014 we entered into a second amendment to revise the existing covenants associated with this facility.  As of June 30, 2014, we were in compliance with these revised covenants. As of June 30, 2014 and December 31, 2013, the outstanding loan balance was $6.7 million and $7.6 million, respectively. See Note 7 - Credit Facility to our Condensed Consolidated Financial Statements for a discussion of our credit facility.

A substantial source of our cash flow from operating activities results from changes in our deferred revenue balance, which is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our software subscriptions and professional services and is amortized into revenue in accordance with our revenue recognition policy. As of June 30, 2014 and December 31, 2013, we had working capital of $77.7 million and $88.3 million, respectively, which included $53.2 million and $41.4 million of deferred revenue recorded as a current liability, respectively. The decrease in our working capital at June 30, 2014 is primarily due to our net cash used in operating activities, partially offset by proceeds received for common stock issued upon exercise of stock options and under our employee stock purchase plan and the investment we received from the redeemable non-controlling interests holders in our Japan joint venture.

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

The table below provides selected cash flow information for the periods indicated (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash used in operating activities	$(9,644)	$(5,071)
Net cash used in investing activities	(4,667)	(6,084)
Net cash provided by financing activities	5,635	88,842
Net increase (decrease) in cash and cash equivalents, net of impact of foreign exchange rates on cash	(8,585)	77,635

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

Our cash used in operating activities during the six ended June 30, 2014 primarily reflected our net loss of $25.8 million, offset by non-cash expenses that included $4.3 million of depreciation and amortization and $10.9 million in stock-based compensation. Cash outflows resulting from changes in assets and liabilities included a decrease in accrued expenses and other current liabilities and increases in accounts receivable and prepaid expenses and other current assets. The decrease in accrued expenses and other current liabilities of $5.8 million primarily reflected cash payments of fiscal 2013 liabilities including year-end bonuses and commissions. The increase in prepaid expenses and other current assets of $2.2 million primarily reflected prepaid costs related to amounts paid for annual subscription software services and prepaid insurance. While days’ sales outstanding (DSO) decreased from 87 days in the fourth quarter of 2013 to 75 days in the second quarter of 2014, accounts receivable increased by $2.7 million due to a higher level of sales and the timing of billings in the second quarter of 2014. These cash outflows were partially offset by an increase in deferred revenue of $11.8 million, which primarily reflected the addition of new customers and to a lesser extent, cross sell of additional products to existing customers.

Our cash used in operating activities during the six months ended June 30, 2013 primarily reflected our net loss of $21.9 million, offset by non-cash expenses that included $1.8 million of depreciation and amortization and $3.6 million in stock-based compensation. Working capital sources of cash included a $9.9 million increase in deferred revenue resulting primarily from the addition of new customers and the customer mix of more annual versus quarterly billing invoiced during the period and a $3.0 million increase accrued expenses and other current liabilities primarily resulting from an increase in accrued commissions costs. These sources of cash were partially offset by a $2.9 million increase in accounts receivable. While our DSO improved from 81 days during the second quarter of 2012 to 69 days during the second quarter of 2013, our accounts receivable balance experienced an overall increase as a result of higher customer billings related to the increase in the number of customers during the period and an increase in annual billings.

Net Cash Used in Investing Activities

For the six months ended June 30, 2014, cash used in investing activities of $4.7 million consisted of $4.3 million for the purchases of property and equipment, primarily associated with an increase in equipment in our co-location data center facilities as we continue to expand capacity and to a lesser extent, increases associated with our higher employee headcount and supporting general growth in our business and capitalized software development costs of $0.4 million.

For the six months ended June 30, 2013, cash used in investing activities of $6.1 million consisted of $5.9 million for the purchases of property and equipment, primarily associated with our transition from a managed hosting service provider to co-location data center facilities for which we are purchasing and managing our own computer equipment and system and to a lesser extent, an increase in computer equipment, furniture and fixtures and leasehold improvements associated with supporting our increasing employee headcount and capitalized software development costs of $0.2 million.

Net Cash Provided By Financing Activities

For the six months ended June 30, 2014, cash provided by financing activities of $5.7 million consisted of $3.4 million of proceeds from the issuance of common stock under our employee stock purchase plan, $3.3 million of proceeds received from the issuance of common stock upon the exercise of stock options and $2.0 million of investment proceeds received from our redeemable non-controlling interest holders in our Japan joint venture. These increases were partially offset by $1.7 million to satisfy withholding taxes on equity awards that are net share settled, $0.9 million related to repayments under our credit facility, $0.1 million in cash payments related to costs associated with our follow-on offering and $0.3 million in cash payments related to the registration of common stock issued in connection with our acquisition of Insightera during the fourth quarter of 2013.

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

There have been no significant changes in our critical accounting policies and estimates during the first six months of 2014 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Contractual Obligations and Commitments

Our primary contractual obligations are from our operating leases, a credit facility and other contractual commitments. See Note 7 - Credit Facility to our condensed consolidated financial statements for a discussion of our credit facility. Except as set forth below, there were no material changes in our commitments under contractual obligations, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2013.

In May 2014, we amended our lease agreement associated with our pre-existing building space in San Mateo, California, whereby we agreed to lease additional space of 14,864 square feet and extend the lease term of our pre-existing space through the end of August 2018. The amended lease agreement has increased the future minimum lease payments by approximately $9.3 million.

In May 2014, we entered into a definitive lease agreement whereby we will lease approximately 7,245 square feet of office space in Atlanta, Georgia. Our future minimum lease payments under this agreement are approximately $1.1 million, payable over the sixty-six month term of the lease.

As of June 30, 2014, future minimum operating lease payments are as follow (in thousands):

2014 (remaining 6 months)	$2,243
2015	4,474
2016	4,638
2017	4,742
2018	3,237
Thereafter	205
Total	$19,539

Additionally, in May 2014, we entered into a hosting service agreement with a vendor. Our contractual obligation under this agreement is approximately $1.8 million, payable over the thirty-six month term of the agreement.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

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

We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We recognize foreign currency gains (losses) from time to time, but such gains (losses) were in immaterial amounts during each of the three and six months ended June 30, 2014 and 2013.

Interest Rate Sensitivity

We have a credit facility with outstanding equipment advances of approximately $6.7 million and $7.6 million as of June 30, 2014 and December 31, 2013, respectively. The interest rate associated with this facility is the greater of 4% or three quarters of a percentage point above the prime rate. A one percent increase in the prime rate would not have an impact on our operating results as the greater of the two rates is 4%, and we would still pay interest of 4%. A 10% increase or decrease in interest rates would not result in a material change in either our obligations under this facility or in the returns on our cash and cash equivalents.

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

We generated net losses attributable to Marketo of $47.4 million, $34.4 million and $22.6 million in 2013, 2012 and 2011, respectively, and $25.6 million for the six months ended June 30, 2014. As of June 30, 2014, we had an accumulated deficit of $155.2 million. We will need to generate and sustain increased revenue levels in future periods in order to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our marketing and sales operations, develop and enhance our marketing software, meet the increased compliance requirements associated with our transition to and operation as a public company, upgrade our data center infrastructure and services capabilities and expand into new markets. Historically, we also have experienced negative gross margins on our professional services, which are expected to continue to be negative. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

If we are unable to attract new customers or sell additional services and functionality to our existing customers, our revenue growth will be adversely affected.

To increase our revenue, we must add new customers, encourage existing customers to renew their subscriptions on terms favorable to us, increase their usage of our solutions, and sell additional functionality and services to existing customers. As our industry matures, as interactive channels develop further, or as competitors introduce lower cost and/or differentiated products or services that are perceived to compete with ours, our ability to sell and renew based on pricing, technology and functionality could be impaired. As a result, we may be unable to renew our agreements with existing customers or attract new customers or new business from existing customers on terms that would be favorable or comparable to prior periods, which could have an adverse effect on our revenue and growth.

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

•                  email marketing software vendors, such as Responsys (acquired by Oracle in early 2014) and Silverpop (acquired by IBM in the first half of 2014); and

•                  large-scale enterprise suites such as Oracle and SAP.

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

As of June 30, 2014, a significant percentage of our customers continued to integrate our solutions with certain capabilities of salesforce.com using publicly available application programming interfaces (APIs). In general, we rely on the fact that salesforce.com continues to allow us access to its APIs to enable these customer integrations. To date, we have not relied on a long-term written contract to govern our relationship with salesforce.com. Instead, we are subject to the standard terms and conditions for application developers of salesforce.com, which govern the distribution, operation and fees of applications on the salesforce.com platform, and which are subject to change by salesforce.com from time to time. While we expect the majority of our revenue to come from customers who also use the salesforce.com platform in the near term, we also integrate our solutions with other platform providers, including Microsoft, NetSuite, Oracle, SAP and SugarCRM. Any deterioration in our relationship with any platform provider would harm our business and adversely affect our operating results.

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

From 2011 to 2013, our annual revenue grew from $32.4 million to $95.9 million. For the six months ended June 30, 2014, our revenue grew to $68.3 million from $42.2 million during the six months ended June 30, 2013. We expect that, in the future, if our revenue increases to higher levels, our revenue growth rate will decline. We believe growth of our revenue depends on a number of factors, including our ability to:

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

We currently serve our customers from third-party data center hosting facilities located in California, Virginia and the United Kingdom and are in the process of opening a new data center located in Australia. The continuous availability of our service depends on the operations of those facilities, on a variety of network service providers, on third-party vendors and on our own data center operations staff. In addition, we depend on our third-party facility providers’ ability to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. If there are any lapses of service or damage to a facility or our computer equipment or systems, we could experience lengthy interruptions in our service as well as delays and additional expenses in arranging new facilities, services, computer equipment or system. Even with current and planned disaster recovery arrangements, which, to date, have not been tested in an actual crisis, our business could be harmed.

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

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards or changing customer needs or requirements, our marketing software may become less competitive.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In 2013, 2012 and 2011, and the six months ended June 30, 2014, revenue generated outside of the United States was approximately 15%, 13%, 11% and 15%, respectively, of our total revenue. We currently have international offices outside of North America in Europe, Australia, and Japan, which focus primarily on selling and implementing our solutions in those regions and an office in Israel which focuses primarily on research and development.

We are in the process of opening a new data center located in Australia and, in the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

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

In addition, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM Act) establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. In addition, the CAN-SPAM Act, regulations issued pursuant to the CAN-SPAM Act, and the Telephone Consumer Protection Act allow companies to send some types of commercial text messages only when the recipient has opted in to the receipt of such text messages. The ability of our customers’ message recipients to opt out of receiving commercial emails may minimize the effectiveness of the email components of our marketing software offerings. In addition, certain states and foreign jurisdictions, such as Australia, Canada and the European Union, have enacted laws that regulate sending email, and some of these laws are more restrictive than U.S. laws. For example, some foreign laws, such as Canada’s Anti-Spam Legislation, prohibit sending unsolicited email unless the recipient has provided the sender advance consent to receipt of such email, or in other words has “opted-in” to receiving it. A requirement that recipients opt into, or the ability of recipients to opt out of, receiving commercial emails may minimize the effectiveness of our software.

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

We rely heavily on our data centers, network infrastructure and information technology systems for our business operations. A disruption or failure of these systems in the event of online attack, earthquake, fire, terrorist attack, power loss, telecommunications failure or other similar catastrophic event could cause system interruptions, delays in accessing our service, reputational harm and loss of critical data or could prevent us from providing our solutions to our customers. Our service is delivered from data centers operated by third parties in California, Virginia and the United Kingdom and we are currently in the process of opening a data center in Australia. We are headquartered and most of our employees reside in the San Francisco Bay Area, an area particularly susceptible to earthquakes, and a major earthquake or other catastrophic event could affect our employees, who may not be able to access our systems or otherwise continue to provide our solutions to our customers. We maintain a facility in Israel, and our operations there may be adversely affected by political instability or international conflict in that region. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or information technology systems, or access to our systems, could affect our ability to conduct normal business operations and adversely affect our operating results.

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

For example, we recognize subscription revenue in accordance with Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements—a Consensus of the Emerging Issues Task Force (ASU 2009-13) (formerly known as EITF 08-01). The FASB and the SEC continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing and subscription arrangements. As a result of future interpretations or applications of existing accounting standards, we could be required to delay revenue recognition into future periods, which would adversely affect our operating results.

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

Our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned approximately 63.6% of our common stock outstanding as of June 30, 2014. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

In addition, holders of an aggregate of approximately 10.4 million shares of our common stock as of June 30, 2014 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                       Default Upon Senior Securities

None.

Item 4.                       Mine Safety Disclosures

None.

Item 5.                       Other Information

None.

Item 6.                       Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT

INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Certificate of Incorporation of the Company filed May 22, 2013.	10-Q	3.1	August 9, 2013

3.2	Bylaws of the Company dated May 22, 2013.	10-Q	3.2	August 9, 2013

10.1	Second Amendment to Loan and Security Agreement	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101

The following materials from the Marketo, Inc. Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i)the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

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

Marketo, Inc.

Date: August 11, 2014	By:	/s/ Frederick A. Ball

Frederick A. Ball

Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)