Form 10-Q
period 2014-09-30
Marketo, Inc.
filed 2014-11-10
CIK 1490660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

There were 41,212,204 shares of the registrant’s Common Stock issued and outstanding as of November 6, 2014.

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

•                  our ability to sell our products and expand internationally;

•                  our ability to hire and retain necessary qualified employees to expand and scale our operations;

•                  the impact of any failure of our solutions or solution innovations;

•                  our reliance on our third-party service providers;

•                  our ability to adequately protect our brand and other intellectual property;

•                  our ability to integrate businesses that we have acquired or may acquire;

•                  the impact of seasonality on our business;

•                  our ability to successfully execute our R&D program and continue to develop product offerings;

•                  future economic conditions;

•                  the anticipated effect on our business of litigation to which we are or may become a party;

•                  our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•                  the expense and administrative workload associated with being a public company;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MARKETO, INC.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118,794	$128,299
Accounts receivable, net of allowances	26,174	26,946
Prepaid expenses and other current assets	6,837	3,218
Total current assets	151,805	158,463
Property and equipment, net	16,936	13,856
Goodwill	25,963	25,941
Intangible assets, net	5,986	7,095
Other assets	968	484
Total assets	$201,658	$205,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,629	$3,527
Accrued expenses and other current liabilities	16,678	23,055
Deferred revenue	53,209	41,356
Current portion of credit facility	2,692	2,187
Total current liabilities	77,208	70,125
Credit facility, net of current portion	3,343	5,372
Other liabilities	3,406	1,900
Total liabilities	83,957	77,397

Commitments and contingencies (Note 8)

Redeemable non-controlling interests	1,133	—
Stockholder’s equity:
Common stock	4	4
Additional paid-in capital	284,616	257,801
Accumulated other comprehensive income (loss)	(67)	198
Accumulated deficit	(167,985)	(129,561)
Total stockholders’ equity	116,568	128,442
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$201,658	$205,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETO, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue:
Subscription and support	$34,210	$22,504	$94,057	$59,942
Professional services and other	5,077	3,003	13,552	7,805
Total revenue	39,287	25,507	107,609	67,747
Cost of revenue:
Subscription and support	7,527	6,245	20,638	18,386
Professional services and other	5,698	3,568	16,079	9,307
Total cost of revenue	13,225	9,813	36,717	27,693
Gross profit:
Subscription and support	26,683	16,259	73,419	41,556
Professional services and other	(621)	(565)	(2,527)	(1,502)
Total gross profit	26,062	15,694	70,892	40,054
Operating expenses:
Research and development	7,681	5,938	22,010	16,919
Sales and marketing	24,973	15,244	69,127	43,050
General and administrative	6,594	4,356	18,517	11,659
Total operating expenses	39,248	25,538	109,654	71,628
Loss from operations	(13,186)	(9,844)	(38,762)	(31,574)
Other income (expense), net	303	(98)	58	(245)
Loss before provision for income taxes	(12,883)	(9,942)	(38,704)	(31,819)
Provision for income taxes	126	9	96	46
Net loss	(13,009)	(9,951)	(38,800)	(31,865)
Net loss attributable to redeemable non-controlling interests	206	—	376	—
Net loss attributable to Marketo	$(12,803)	$(9,951)	$(38,424)	$(31,865)

Net loss per share of common stock, basic and diluted	$(0.31)	$(0.27)	$(0.96)	$(1.58)
Shares used in computing net loss per share of common stock, basic and diluted	40,668	37,054	40,157	20,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETO, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net loss	$(13,009)	$(9,951)	$(38,800)	$(31,865)
Other comprehensive income (loss):
Foreign currency translation adjustments	(407)	(36)	(341)	(24)
Total comprehensive loss	(13,416)	(9,987)	(39,141)	(31,889)
Net loss attributable to redeemable non-controlling interests	206	—	376	—
Other comprehensive (income) loss attributable to redeemable non-controlling interests	95	—	76	—
Comprehensive loss attributable to Marketo	$(13,115)	$(9,987)	$(38,689)	$(31,889)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(38,800)	$(31,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,776	3,037
Stock-based compensation expense	17,433	5,640
Deferred income taxes	(47)	—
Changes in operating assets and liabilities:
Accounts receivable, net	522	759
Prepaid expenses and other current assets	(1,928)	(2,088)
Other assets	(634)	(51)
Accounts payable	94	1,057
Accrued expenses and other current liabilities	(6,632)	6,099
Deferred revenue	12,329	9,846
Deferred rent	49	144
Net cash used in operating activities	(10,838)	(7,422)
Cash flows from investing activities:
Purchase of property and equipment	(6,242)	(8,234)
Capitalized software development	(463)	(345)
Net cash used in investing activities	(6,705)	(8,579)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discount	—	80,506
Proceeds from follow-on offering, net of underwriting discount	—	22,519
Proceeds from private placement	—	6,500
Proceeds from issuance of common stock upon exercise of stock options	4,714	2,478
Proceeds from the issuance of common stock issued under the employee stock purchase plan	6,143	—
Investment from redeemable non-controlling interests	1,953	—
Repurchase of unvested common stock from terminated employees	(48)	(20)
Withholding taxes remitted for the net share settlement of equity awards	(2,120)	(124)
Proceeds from issuance of debt	—	4,500
Repayment of debt	(1,524)	(292)
Payment of deferred initial public offering and follow-on offering costs	(104)	(3,383)
Payment incurred for common stock registration related to acquisition	(319)	—
Net cash provided by financing activities	8,695	112,684
Effect of foreign exchange rate changes on cash and cash equivalents	(657)	(10)
Net increase (decrease) in cash and cash equivalents	(9,505)	96,673
Cash and cash equivalents — beginning of period	128,299	44,247
Cash and cash equivalents — end of period	$118,794	$140,920
Supplemental disclosures of cash flow information:
Cash paid for interest	$213	$132
Cash paid for income taxes	101	31
Supplemental disclosure of noncash investing and financing activities:
Conversion of convertible preferred stock into common stock	—	119,121
Vesting of early exercise options	236	555
Property and equipment acquired through tenant improvement allowance	973	1,189

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

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year ending December 31, 2014. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (SEC). These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes presented in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2014. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Such management estimates and assumptions include the estimated selling price for the various elements in our customer contracts, the allowance for doubtful accounts, stock-based compensation expense, useful lives of intangible assets, redemption value of redeemable non-controlling interests and the valuation of deferred tax assets. Actual results could differ materially from those estimates, and such differences could be material to the financial statements and affect the results of operations reported in future periods.

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

2. Joint Venture

On February 19, 2014, the Company entered into an agreement with SunBridge Corporation and Dentsu eMarketing One K.K. (collectively, the Investors) to engage in the investment, organization, management and operation of a Japanese subsidiary (Marketo KK) of the Company that is focused on the sale of the Company’s products and services in Japan. The Investors contributed approximately $2.0 million (200,000,000 Japanese Yen) in cash in exchange for 35.4% of the outstanding common stock of Marketo KK. As of September 30, 2014, the Company owned approximately 64.6% of the outstanding common stock of Marketo KK. Furthermore, the Company and the Investors have agreed to subscribe to additional shares by contributing additional funding of approximately $2.3 million (237,480,955 Japanese Yen) and approximately $2.0 million (200,000,000 Japanese Yen), respectively, on or before April 1, 2015, at which point the Company and the Investors would own approximately 60.1% and 39.9% of the outstanding common stock in Marketo KK, respectively.

Twenty percent of the common stock held by the Investors may be callable by the Company or puttable by the Investors beginning on the seventh anniversary of the initial capital contribution by the Investors. This percentage increases to forty percent and one hundred percent on the eighth and tenth anniversary, respectively.  Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the relative revenues of Marketo KK and the Company and may be settled, at the Company’s discretion, with Company stock (with no limit on the shares that may be issued) or cash.  Additionally, the common stock held by the Investors may be callable or puttable following a change of control of the Company.  The redeemable non-controlling interests in Marketo KK is classified outside of permanent equity in the Company’s condensed consolidated balance sheet as of September 30, 2014, primarily due to the put right available to the redeemable non-controlling interest holders in the future which may be settled in cash or common stock of the Company. The balance of the redeemable non-controlling interests is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings, or its estimated redemption value. The resulting changes in the estimated redemption amount (increases or decreases) are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interests was approximately $0.3 million at September 30, 2014.

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

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

As of September 30, 2014 and December 31, 2013, financial assets measured at fair value on a recurring basis were comprised of money market funds and certificates of deposit included within cash and cash equivalents.

The fair value of these financial assets was determined using the following inputs for the periods presented:

	September 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$107,008	$—	$—	$121,466	$—	$—
Certificate of deposit	—	25	—	—	3,219	—
Total	$107,008	$25	$—	$121,466	$3,219	$—

4. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)
Cash	$11,761	$3,614
Cash equivalents:
Money market funds	107,008	121,466
Certificate of deposit	25	3,219
	107,033	124,685
Cash and cash equivalents	$118,794	$128,299

Accounts Receivable

Accounts receivable consist of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)
Accounts receivable	$26,535	$27,275
Allowance for doubtful accounts	(361)	(329)
Accounts receivable, net	$26,174	$26,946

Property and Equipment, Net

Property and equipment, net consists of the following:

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	September 30,	December 31,
	2014	2013
	(in thousands)
Computer equipment	$17,564	$12,919
Software	2,403	2,314
Office furniture	1,985	1,318
Leasehold improvements	4,854	2,993
Construction in progress	1,016	51
Total property and equipment	27,822	19,595
Less accumulated depreciation	(10,886)	(5,739)
Property and equipment, net	$16,936	$13,856

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	September 30,	December 31,
	2014	2013
	(in thousands)
Accrued bonuses, commissions and wages	$7,241	$12,321
Accrued ESPP	822	3,278
Accrued vacation	2,787	2,202
Accrued marketing expenses	1,668	1,062
Accrued other	4,160	4,192
Total	$16,678	$23,055

Changes in Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustments	Total
	(in thousands)
Balance at December 31, 2013	$198	$198

Other comprehensive income before reclassifications	(341)	(341)
Amounts reclassified from accumulated other comprehensive income	—	—
Other comprehensive income attributable to redeemable non-controlling interests	76	76

Balance at September 30, 2014	$(67)	$(67)

5. Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following as of September 30, 2014 and December 31, 2013:

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	September 30, 2014 (in thousands)	Weighted Average Remaining Useful Life (in years)	December 31, 2013 (in thousands)	Weighted Average Remaining Useful Life (in years)
Developed technology	$4,950	3.2	$4,950	3.9
Domain names	950	3.8	950	4.5
Customer relationships	1,600	1.9	1,600	4.9
Non-compete agreements	130	—	130	0.3
Capitalized software development costs	1,852	1.3	1,355	1.3
	9,482		8,985
Less accumulated amortization	(3,496)		(1,890)
Intangible assets, net	5,986		7,095
Goodwill	25,963		25,941
Goodwill and intangible assets, net	$31,949		$33,036

Amortization expense for the periods indicated below was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization expense	$586	$191	$1,606	$508

Based on the carrying amount of intangible assets as of September 30, 2014, the estimated future amortization is as follows (in thousands):

		Years Ending December 31,
	Three Months Ending December 31, 2014	2015	2016	2017	2018	2019 and beyond	Total
Developed Technology	$285	$1,141	$1,141	$1,055	$—	$—	$3,622
Domain Names	46	183	180	100	100	29	638
Customer Relationships	137	547	315	—	—	—	999
Capitalized Software Development Costs	161	519	47	—	—	—	727

Total	$629	$2,390	$1,683	$1,155	$100	$29	$5,986

6. Stockholders’ Equity and Redeemable Non-controlling Interests

The following table summarizes the activity in stockholders’ equity and redeemable non-controlling interests for the period indicated below (in thousands):

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Total Stockholders’ Equity	Redeemable Non-controlling Interests

Balance as of December 31, 2013	$128,442	$—
Issuance of common stock upon exercise and early exercise of stock options	4,684	—
Issuance of common stock under employee stock purchase plan	6,143	—
Investment by redeemable non-controlling interests	369	1,585
Withholding taxes for the net share settlement of equity awards	(2,130)	—
Vesting of early exercised options	236	—
Costs incurred with follow-on offering	62	—
Stock-based compensation expense	17,451	—
Net loss	(38,424)	(376)
Foreign currency translation adjustments	(265)	(76)
Balance as of September 30, 2014	$116,568	$1,133

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

In May 2014, the Company entered into a second amendment to the loan and security agreement to amend various covenants. Under the second amendment the Company is required to maintain compliance with certain financial covenants, which include maintaining a minimum cash balance with the bank and various reporting covenants. As of September 30, 2014, the Company was in compliance with these covenants.  As of September 30, 2014 and December 31, 2013, the outstanding loan balance was $6.0 million and $7.6 million, respectively.

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

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In August 2014, the Company amended its lease agreement associated with the Company’s pre-existing building space in Portland, Oregon, whereby the Company agreed to lease additional space of 5,403 square feet through the end of September 2018. The amended lease agreement has increased the future minimum lease payments by approximately $0.5 million.

As of September 30, 2014, future minimum operating lease payments are as follow (in thousands):

2014 (remaining 3 months)	$1,228
2015	4,603
2016	4,770
2017	4,878
2018	3,404
Thereafter	205
Total	$19,088

Additionally, in May 2014, the Company entered into a hosting service agreement with a vendor. The Company’s contractual obligation under this agreement is approximately $1.8 million, payable over the thirty-six month term of the agreement.

9. Stockholder’s Equity and Stock Based Compensation

Common Stock Authorized and Outstanding

As of September 30, 2014, the Company was authorized to issue 1,000,000,000 common shares with a par value of $0.0001 per share and 20,000,000 convertible preferred shares with a par value of $0.0001 per share. As of September 30, 2014, the Company had approximately 41.1 million shares of common stock issued and outstanding.

Summary of Stock Option Activity

A summary of the Company’s stock option activity under all stock option plans and related information for nine months ended September 30, 2014 is as follows:

	OPTIONS OUTSTANDING
	Shares Available for Grant (in thousands)	Number of Stock Options Outstanding (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)

Balance as of December 31, 2013	3,486	6,343	$5.33	7.98	$201,305
Additional shares authorized	1,962	—
Granted	(870)	870	39.04
Exercised	—	(1,342)	3.51
Repurchased	83	—	26.11
RSUs granted, net of cancellations/forfeitures	(1,454)	—
Cancelled/forfeited	342	(342)	10.67
Balance as of September 30, 2014	3,549	5,529	10.75	7.71	125,437

Exercisable as of September 30, 2014		4,511	5.13	7.43	122,536
Vested and expected to vest as of September 30, 2014		5,094	$10.23	7.64	$117,751

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing price of $32.30 as of September 30, 2014 for options that were in-the-money as of that date.

Option awards generally vest over a four year period, with 25% vesting after one year from date of grant and monthly thereafter. Stock options granted under our 2006 Plan provided employee option holders with an early exercise provision, where in the event of termination any unvested shares purchased are subject to repurchase by the Company at the original purchase price. This right of repurchase lapses as the option vests. Options exercisable as of September 30, 2014 include options that are exercisable prior to vesting.

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised were as follows (in thousands, except weighted average grant date fair value):

	Nine Months
	Ended September 30,
	2014	2013
Weighted average grant date fair value	$20.79	$4.44
Total intrinsic value of options exercised	$42,103	$13,568

The total estimated grant date fair value of options vested during the nine months ended September 30, 2014 was approximately $3.8 million.

Determining Fair Value of Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used to estimate the fair value of options granted to employees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected term (in years)	(A)	(A)	6	6
Risk-free interest rate	(A)	(A)	1.84% - 1.97%	0.86% - 1.375%
Expected volatility	(A)	(A)	49% - 56%	57% - 58%
Expected dividend rate	(A)	(A)	0%	0%

(A)             No options of the Company were granted during the three months ended September 30, 2014 and 2013, respectively.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Restricted Stock Units

A summary of the Company’s Restricted Stock Units (RSUs) activity and related information for the nine months ended September 30, 2014 are as follows:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2013	582	$22.57	$21,579
RSUs Granted	1,575	34.89
RSUs Vested	(188)	11.70
RSUs Cancelled/Forfeited	(121)	37.07
Balance as of September 30, 2014	1,848	$32.30	$59,690

RSUs granted during the nine months ended September 30, 2014 are subject to a time-based vesting condition that ranges from 3 to 4 years.

The aggregate intrinsic value of RSUs outstanding at September 30, 2014 was determined using the Company’s closing stock price of $32.30 per share as of September 30, 2014.

The weighted average grant date fair value of RSUs granted and the total intrinsic value of RSUs that vested during the periods presented were as follows (in thousands, except weighted average grant date fair value):

	Nine Months
	Ended September 30,
	2014	2013
Weighted average grant date fair value	$34.89	$25.88
Total intrinsic value of vested RSUs	$5,705	$2,429

Employee Stock Purchase Plan

The assumptions used to value employee stock purchase rights under the Black-Scholes model during the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected term (in months)	6	9	6 - 9	9
Risk-free interest rate	0.05% - 0.08%	0.11%	0.05% - 0.11%	0.11%
Expected volatility	41% - 43%	42%	41% - 43%	42%
Expected dividend rate	0%	0%	0%	0%

For the nine months ended September 30, 2014, the Company recorded stock-based compensation expense relating to the employee stock purchase plan (ESPP) of approximately $1.5 million.

During the first nine months of fiscal 2014, the Company issued approximately 0.4 million shares of common stock under the ESPP with an average purchase price of $14.56 per share.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Stock Compensation Expense

The stock-based compensation expense included in operating results was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Cost of subscription and support revenue	$399	$140	$1,202	$317
Cost of professional services and other revenue	699	198	1,756	445
Research and development	1,364	458	3,616	1,605
Sales and marketing	2,145	553	6,019	1,646
General and administrative	1,908	674	4,840	1,627
Total stock-based compensation expense	$6,515	$2,023	$17,433	$5,640

As of September 30, 2014, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimate forfeitures, was as follows:

	September 30, 2014
	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)	(in years)
Stock options	$19,654	2.27
Restricted stock units	41,842	3.13
Employee Stock Purchase Plan	678	0.38
Total unrecognized stock-based compensation expense	$62,175	2.83

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock under the two-class method attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amount)
Numerator:
Net loss attributable to Marketo	$(12,803)	$(9,951)	$(38,424)	$(31,865)
Denominator:
Weighted-average common shares outstanding	40,872	37,230	40,383	20,320
Less: Weighted-average unvested common shares subject to repurchase or forfeiture and shares held in escrow	(204)	(176)	(226)	(176)
Weighted-average shares used in computing net loss per share of common stock, basic and diluted	40,668	37,054	40,157	20,144
Net loss per share of common stock, basic and diluted	$(0.31)	$(0.27)	$(0.96)	$(1.58)

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

	As of September 30,
	2014	2013
	(in thousands)
Stock options to purchase common stock	5,529	7,360
Employee stock purchase plan	132	257
Common stock held in escrow	137	—
Common stock subject to repurchase	62	158
Restricted stock units	1,848	423
	7,708	8,198

11. Income Taxes

For the three and nine months ended September 30, 2014, the Company recorded income tax expense of approximately $126,000 and $96,000, respectively, consisting primarily of foreign and state income taxes. The provision for income taxes for the three and nine months ended September 30, 2013 was approximately $9,000 and $46,000, respectively, consisting primarily of foreign and state income taxes.  Tax expense for the three and nine months ended September 30, 2014 increased over the respective prior periods due to the Company’s increased earnings in certain foreign jurisdictions.

For the three and nine months ended September 30, 2014 and 2013, the provision for income taxes differed from the statutory amount primarily due to the Company realizing no benefit for current year losses, due to maintaining a full valuation allowance against the U.S. and selected foreign net deferred tax assets, while realizing state and foreign taxes currently payable.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the U.S. Federal and state net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets and certain foreign jurisdictions with net deferred tax assets as of September 30, 2014 and December 31, 2013. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and nine months ended September 30, 2014, there have been no material changes to the total amount of unrecognized tax benefits.

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

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

All of the Company’s principal operations and decision-making functions are located in the United States.

Revenue

Revenue by geography is based on the shipping address of the customer. The following table presents our revenue by geographic region for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
United States	$32,991	$21,748	$90,766	$58,023
EMEA	3,380	1,896	8,884	4,913
Other	2,916	1,863	7,959	4,811

Total	$39,287	$25,507	$107,609	$67,747

No single customer accounted for more than 10% of our total revenue during the three and nine months ended September 30, 2014 and 2013. No single customer accounted for more than 10% of accounts receivable as of September 30, 2014 and December 31, 2013.

Long-lived Assets

The following table sets forth the Company’s long-lived assets by geographic areas as of the periods presented:

	September 30,	December 31,
	2014	2013
	(in thousands)
United States	$16,376	$13,573
EMEA	191	280
Other	369	3

Total	$16,936	$13,856

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

We market and sell our products directly and through a growing network of distribution partners. Our client base is diverse, with 3,499 customers across a wide range of industries including business services, consumer, financial services, healthcare, manufacturing, media, technology and telecommunications. Representative customers include one or more divisions of the following companies: Capgemini, CenturyLink, Citrix, General Electric, Hyundai, McGraw-Hill, Medtronic, Moody’s, Panasonic and Sony.  No single customer represented more than 1% of subscription and support revenue during the three and nine months ended September 30, 2014 and 2013. During the three and nine months ended September 30, 2014, our 20 largest customers accounted for slightly over 11%  and 10% of our total revenue, respectively, and our 20 largest customers accounted for less than 10% of our total revenue for the three and nine months ended September 30, 2013. The percentage of our subscription and support revenue from enterprise customers was 28% during each of the three and nine months ended September 30, 2014, respectively.

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

We provide our solutions on a subscription basis, and we generated total revenue of $39.3 million and $25.5 million for the three months ended September 30, 2014 and 2013, respectively, and $107.6 million and $67.7 million for the nine months ended September 30, 2014 and 2013, respectively. We derive most of our revenue from subscriptions to our cloud-based software and related customer support services. Subscription and support revenue accounted for 87% of our total revenue during both the three and nine months ended September 30, 2014 and 88% of our total revenue during both the three and nine months ended September 30, 2013.  We price our products based on customer usage measures, which can include the number of records in each customer’s database and the number of user seats authorized to access our service. Our subscription contracts are typically one year in length, but can range from one year to three years in length.

Professional services revenue accounted for 13% of our total revenue during both the three and nine months ended September 30, 2013 and 12% of our total revenue during both the three and nine months ended September 30, 2013.  Our solution is designed to be ready to use immediately upon provisioning of a new customer subscription. However, we believe that our customers’ success is enhanced by the effective use of modern relationship marketing strategies performed with our software, which we foster primarily through the sale and delivery of expert services that educate our customers on the best use of our solutions as well as assist in the implementation of our solutions. In addition, some of our customers require services to support integrating their existing systems with our solutions. Enterprise customers typically exhibit a higher demand for all of these services. Over the near term, due to market demand for expertise in modern relationship marketing, we expect our professional services revenue to grow at a faster rate than our subscription and support revenue, and therefore, to increase as a percentage of our total revenue. In addition, we also partner with third party consulting organizations that provide similar services to our customers in connection with their use of our solutions.

We generate the majority of our revenue in the United States; however, we are focused on growing our international business. Revenue generated from our international customers was approximately 16% and 15% during the three months ended September 30, 2014 and 2013, respectively, and 16% and 14% during the nine months ended September 30, 2014 and 2013, respectively.

We have focused on rapidly growing our business and plan to continue to invest in growth. We expect our cost of revenue and operating expenses to continue to increase in absolute dollars in future periods. Marketing and sales expenses are expected to increase in absolute dollars as we continue to expand our sales teams, increase our marketing activities and grow our international operations. Research and development expenses are expected to increase in absolute dollars to support the enhancement of our existing products and the development of new products. We also intend to invest in maintaining a high level of customer service and support which we consider critical for our continued success. We plan to continue investing in our data center infrastructure and services capabilities in order to support continued future customer growth. We also expect to incur additional general and administrative expenses as a result of both our growth and the infrastructure required as a public company. We also may acquire or invest in businesses, products or technologies that we believe could complement or expand our platform and enhance our technical capabilities. Considering our plans for investment, we do not expect to be profitable in the near term and, in order to achieve profitability, we will need to grow revenue at a rate faster than our investments in cost of revenue and operating expenses. For the remaining three months of 2014, we expect the demand for our solutions and services, along with revenue growth rates, to remain strong.

We had net losses attributable to Marketo of $12.8 million and $10.0 million for the three months ended September 30, 2014 and 2013, respectively, and $38.4 million and $31.9 million for the nine months ended September 30, 2014 and 2013, respectively, primarily due to increased investments in our current and projected future growth.

Since our inception, we financed our operations through cash collected from customers as well as preferred equity financings, our initial public offering and concurrent private placement completed in May 2013, and our follow-on public offering completed in September 2013.  We also maintain a credit facility. As of September 30, 2014, we had outstanding borrowings of $6.0 million under this facility.

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

In the fourth quarter of 2013, we changed our billing policy to invoice upon contract signature rather than on subscription start date. This change resulted in a $4.1 million increase in deferred revenue at December 31, 2013 and had a rolling impact throughout the first, second and third quarters of 2014 as we invoiced upon contract signature versus subscription start date.  Year over year or quarter to quarter changes in deferred revenue may not be indicative of relative billings growth rates during the period. Fees payable under our subscription contracts are generally due in full and non-refundable regardless of the actual use of the service.

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

Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Subscription and support	87.1%	88.2%	87.4%	88.5%
Professional services and other	12.9	11.8	12.6	11.5
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscription and support	19.2	24.5	19.2	27.1
Professional services and other	14.5	14.0	14.9	13.7
Total cost of revenue	33.7	38.5	34.1	40.9
Gross margin:
Subscription and support	67.9	63.7	68.2	61.3
Professional services and other	-1.6	-2.2	-2.3	-2.2
Total gross margin	66.3	61.5	65.9	59.1
Operating expenses:
Research and development	19.6	23.3	20.5	25.0
Sales and marketing	63.6	59.8	64.2	63.5
General and administrative	16.8	17.1	17.2	17.2
Total operating expenses	99.9	100.1	101.9	105.7
Loss from operations	-33.6	-38.6	-36.0	-46.6
Other income (expense), net	0.8	-0.4	0.1	-0.4
Loss before provision for income taxes	-32.8	-39.0	-36.0	-47.0
Provision for income taxes	0.3	0.0	0.1	0.1
Net loss	-33.1	-39.0	-36.1	-47.0
Net loss attributable to redeemable non-controlling interests	0.5	0.0	0.3	0.0
Net loss attributable to Marketo	-32.6%	-39.0%	-35.7%	-47.0%

Percentages are based on actual values. Totals may not sum due to rounding.

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenues:
Subscription and support	$34,210	$22,504	$11,706	52.0%	$94,057	$59,942	$34,115	56.9%
Professional services and other	5,077	3,003	2,074	69.1	13,552	7,805	5,747	73.6
Total revenue	$39,287	$25,507	$13,780	54.0%	$107,609	$67,747	$39,862	58.8%

Percentage of revenues:
Subscription and support	87.1%	88.2%			87.4%	88.5%
Professional services and other	12.9%	11.8%			12.6%	11.5%
Total	100.0%	100.0%			100.0%	100.0%

Total revenue increased $13.8 million, or 54%, during the third quarter of 2014 compared to the comparable period in 2013, due to the increase in subscription and support revenue of $11.7 million and an increase in professional services revenue of $2.1 million. During the nine month period ended September 30, 2014, total revenue increased $39.9 million, or 59%, compared to the comparable period in 2013, due to the increase in subscription and support revenue of $34.1 million and an increase in professional services revenue of $5.7 million.

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

Of the total increase in subscription and support revenue for the third quarter of 2014, 62% was attributable to revenue from new customers acquired from October 1, 2013 through September 30, 2014, and 38% was attributable to revenue from customers existing on or before September 30, 2013.

The increase in professional services revenue resulted from increased demand of services across our customer base. We expect professional services revenue to continue to grow as we continue to grow our customer base, and as we sell follow-on services, training, education and optimization of our products to our installed base.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Cost of revenue:
Subscription and support	$7,527	$6,245	$1,282	20.5%	$20,638	$18,386	$2,252	12.2%
Professional services and other	5,698	3,568	2,130	59.7	16,079	9,307	6,772	72.8
Total cost of revenue	$13,225	$9,813	$3,412	34.8%	$36,717	$27,693	$9,024	32.6%

Gross margin:
Subscription and support	78.0%	72.2%			78.1%	69.3%
Professional services and other	-12.2%	-18.8%			-18.6%	-19.2%
Total gross margin	66.3%	61.5%			65.9%	59.1%

Cost of subscription and support increased due to the following (in thousands):

	Change
	Three Months	Nine Months
Depreciation and amortization	$652	$2,208
Personnel-related costs	536	2,164
Software subscription	81	516
Hosting costs	(711)	(3,850)
Various other items	724	1,214

	$1,282	$2,252

The increase in cost of subscription and support for the three and nine months ended September 30, 2014 primarily reflects an increase in depreciation and amortization expense and personnel-related costs (salary, benefits and stock-based compensation). The increase in depreciation and amortization expense and software subscription expense reflects the completion of our transition to our U.S. based co-location data center facilities at the end of fiscal 2013, where we now manage our own computer equipment and systems. The increase in salary and benefit costs primarily reflects an increase in headcount directly associated with our cloud infrastructure, customer support and customer success organizations to support our customer growth, while the increase in stock-based compensation reflects grants of additional equity awards to existing employees and of equity awards to new employees. These increases were offset by a decrease in hosting costs for the three and nine months ended September 30, 2014 as compared to the corresponding period in 2013 as a result of our decreased use of a managed hosting service provider due to the completion of the transition to our own U.S. based co-location data center facilities.

Our subscription and support gross margin were 78.0% and 72.2% for the three months ended September 30, 2014 and 2013, respectively, and 78.1% and 69.3% for the nine months ended September 30, 2014 and 2013, respectively.  The increase in subscription and support gross margin for the three and nine months ended September 30, 2014 primarily reflects the transition to our own co-location data center facilities from a managed hosting service provider which we completed at the end of fiscal 2013.

Cost of professional services and other increased due to the following (in thousands):

	Change
	Three Months	Nine Months
Personnel-related costs	$1,632	$4,624
Consulting	(87)	830
Travel	320	685
Various other items	265	633

	$2,130	$6,772

The increase in cost of professional services and other during the three and nine months ended September 30, 2014 was due primarily to an increase in personnel-related costs (salary, commissions, benefits and stock-based compensation). The increase in salary and benefit costs primarily reflects an increase in headcount as we continue to grow our professional services organization to support demand for expert marketing services, while the increase in stock-based compensation reflects grants of additional equity awards to existing employees and of equity awards to new employees. The increase in consulting costs for the nine month period ending September 30, 2014 reflects an overall increase in the usage of outside contractors to supplement our existing staff, while the slight decrease in consulting costs for the three month period ending September 30, 2014 reflects a lower usage of outside contractors when compared to the comparable period in 2013. The increase in travel expense reflects increased travel associated with providing client support services.

Our professional services and other gross margin were (12.2)% and (18.8)% for the three months ended September 30, 2014 and 2013, respectively, and (18.6)% and (19.2)% for the nine months ended September 30, 2014 and 2013, respectively. The improvement in gross margin for the three and nine months ended September 30, 2014 was due to higher billable utilization of professional services consultants.

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

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Research and development	$7,681	$5,938	$1,743	29.4%	$22,010	$16,919	$5,091	30.1%
Percentage of total revenue	19.6%	23.3%			20.5%	25.0%

Research and development expenses increased due to the following (in thousands):

	Change
	Three Months	Nine Months
Personnel-related costs	$704	$3,249
Depreciation and amortization	284	838
Various other items	755	1,004
	$1,743	$5,091

The increase in research and development expenses during the three and nine months ended September 30, 2014 was primarily due to an increase in personnel-related costs (salary, benefits and stock-based compensation). The increase in salary and benefit costs primarily reflects the increase in headcount to help continue the enhancement of our existing product suite and to a lesser extent, an increase in headcount from our acquisition of Insightera in December 2013, while the increase in stock-based compensation reflects grants of additional equity awards to existing employees and of equity awards to new employees. The increase in depreciation and amortization expense is driven by growth in depreciable assets.

We believe that continued investment in our technology is important for our future growth, and, as a result, we expect research and development expenses to increase in absolute dollars, and increase modestly as a percentage of total revenue for the remainder of 2014.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Sales and marketing	$24,973	$15,244	$9,729	63.8%	$69,127	$43,050	$26,077	60.6%
Percentage of total revenue	63.6%	59.8%			64.2%	63.5%

Sales and marketing expenses increased due to the following (in thousands):

	Change
	Three Months	Nine Months
Personnel-related expenses	$5,638	$16,258
Marketing programs	1,780	5,063
Facilities and IT allocation	814	1,559
Travel and entertainment	839	1,509
Consulting	518	555
Various other items	140	1,133

	$9,729	$26,077

The increase in sales and marketing expenses during the three and nine months ended September 30, 2014 was due primarily to an increase in personnel-related costs (salary, benefits, stock-based compensation and commission expense). The increase in salary and benefit costs was primarily driven by an increase in headcount for our sales, marketing and business development employees and executives. The increase in stock-based compensation reflects grants of additional equity awards to existing employees and of equity awards to new employees, and the increase in commission expense primarily reflects an increase in new customer acquisitions. The increase in marketing program costs reflects increased activity to support growth in our business.  The increase in the allocation of facility and IT expenses was due principally to headcount growth in the sales and marketing department as compared to other departments and overall higher IT and facilities expenses. The increase in travel costs reflects increased international sales and marketing efforts. The increase in consulting fees reflects increased use of outside consultants to support growth in our business.

We expect sales and marketing expenses to increase in absolute dollars and remain our largest expense in absolute dollars and as a percentage of total revenue, although they may fluctuate as a percentage of total revenue for the remainder of 2014.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
General and administrative	$6,594	$4,356	$2,238	51.4%	$18,517	$11,659	$6,858	58.8%
Percentage of total revenue	16.8%	17.1%			17.2%	17.2%

General and administrative expenses increased due to the following (in thousands):

	Change
	Three Months	Nine Months
Personnel-related costs	$1,554	$4,823
Professional services	43	905
Various other items	641	1,130

	$2,238	$6,858

The increase in general and administrative expenses during the three and nine months ended September 30, 2014 was primarily due to increased personnel-related costs (salary, benefits and stock-based compensation).  The increase in salary and benefit costs was primarily driven by an increase in headcount for our administrative, legal, human resources, finance and accounting departments, while the increase in stock-based compensation reflects grants of additional equity awards to existing employees and of equity awards to new employees. The increase in professional services represents increases in both legal and accounting fees, primarily from supporting our international expansion, our Sarbanes-Oxley compliance efforts and integration costs associated with our acquisition of Insightera.

We expect that our general and administrative expenses will increase in absolute dollars and increase modestly as a percentage of revenues as we continue to expand our business and infrastructure to support being a public company for the remainder of 2014.

Liquidity and Capital Resources

To date, we have financed our operations through cash collected from customers as well as preferred equity financings, our IPO and concurrent private placement completed in May 2013, and our follow-on public offering completed in September 2013.  We also maintain a credit facility. As of September 30, 2014 and December 31, 2013, we had cash and cash equivalents of $118.8 million and $128.3 million, respectively, most of which was held in money market accounts.

In May 2012, we entered into a loan and security agreement with a bank related to a credit facility providing us with an equipment line of up to $4.0 million. In June 2013 we entered into a first amendment to the loan and security agreement, which provided an additional line of credit for advances of up to $4.5 million. The interest rate associated with both lines of credit is the greater of 4% or 0.75 of a percentage point above the bank’s prime rate, as determined on the applicable funding date. For each equipment loan advance, we pay interest only for approximately nine months. Subsequently, we make thirty-six equal monthly payments of principal and interest. In May 2014 we entered into a second amendment to revise the existing covenants associated with this facility.  As of September 30, 2014, we were in compliance with these revised covenants. As of September 30, 2014 and December 31, 2013, the outstanding loan balance was $6.0 million and $7.6 million, respectively. See Note 7 - Credit Facility to our Condensed Consolidated Financial Statements for a discussion of our credit facility.

A substantial source of our cash flow from operating activities results from changes in our deferred revenue balance, which is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our software subscriptions and professional services and is amortized into revenue in accordance with our revenue recognition policy. As of September 30, 2014 and December 31, 2013, we had working capital of $74.6 million and $88.3 million, respectively, which included $53.2 million and $41.4 million of deferred revenue recorded as a current liability, respectively. The decrease in our working capital at September 30, 2014 is primarily due to our net cash used in operating activities, total capital expenditures, payment of withholding taxes related to equity award net share settlement and repayment of debt, partially offset by proceeds received for common stock issued upon exercise of stock options and under our employee stock purchase plan, and the investment we received from the redeemable non-controlling interests holders in our Japan joint venture.

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

The table below provides selected cash flow information for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash used in operating activities	$(10,838)	$(7,422)
Net cash used in investing activities	(6,705)	(8,579)
Net cash provided by financing activities	8,695	112,684
Net increase (decrease) in cash and cash equivalents, net of impact of foreign exchange rates on cash	(9,505)	96,673

Net Cash Used in Operating Activities

Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel to support the anticipated growth of our business, the increase in the number of customers using our cloud-based software and services, the amount and timing of customer payments and variable compensation such as bonus and commissions payments. Cash used in operating activities has historically come from a net loss driven by sales of subscriptions to our solutions and adjusted for non-cash expense items, such as depreciation and amortization of property and equipment, stock-based compensation and acquired intangible assets. The percentage of customers who are invoiced quarterly rather than annually varies from quarter to quarter. The percentage of customers who are invoiced quarterly has a material impact on our net cash used in operating activities.

Our cash used in operating activities during the nine months ended September 30, 2014 primarily reflected our net loss of $38.8 million, offset by non-cash expenses that included $6.8 million of depreciation and amortization and $17.4 million in stock-based compensation. Cash outflows resulting from changes in assets and liabilities included a decrease in accrued expenses and other current liabilities and increases in prepaid expenses and other current assets. The decrease in accrued expenses and other current liabilities of $6.6 million primarily reflected cash payments of fiscal 2013 liabilities including year-end bonuses and commissions. The increase in prepaid expenses and other current assets of $1.9 million primarily reflected prepaid costs related to amounts paid for annual subscription software services and prepaid insurance. These cash outflows were partially offset by an increase in deferred revenue of $12.3 million, which primarily reflected the addition of new customers and to a lesser extent, cross sell of additional products to existing customers.

Our cash used in operating activities during the nine months ended September 30, 2013 primarily reflected our net loss of $31.9 million, offset by non-cash expenses that included $3.0 million of depreciation and amortization and $5.6 million in stock-based compensation. Working capital sources of cash included a $9.8 million increase in deferred revenue, resulting primarily from the addition of new customers and the customer mix of more annual versus quarterly billing invoiced during the period and a $7.2 million increase in accounts payable and accrued expenses and other current liabilities primarily resulting from an increase in accrued commission and bonus costs, the liability for employee stock purchase plan and increase in accrued marketing programs. These sources of cash were partially offset by a $2.1 million increase in prepaid expenses and other current assets in part related to amounts paid for sponsorship fees and marketing events.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2014, cash used in investing activities of $6.7 million consisted of $6.2 million for the payment of property and equipment, primarily associated with an increase in equipment in our co-location data center facilities as we continue to expand capacity and to a lesser extent, increases associated with our higher employee headcount and supporting general growth in our business and capitalized software development costs of $0.5 million.

For the nine months ended September 30, 2013, cash used in investing activities consisted of $8.2 million for the payment of property and equipment, primarily associated with our transition from a managed hosting service provider to co-location data center facilities for which we are purchasing and managing our own computer equipment and system and to a lesser extent, an increase in computer equipment, furniture and fixtures and leasehold improvements associated with supporting our increasing employee headcount and growth in our business and capitalized software development costs of $0.3 million.

Net Cash Provided By Financing Activities

For the nine months ended September 30, 2014, cash provided by financing activities of $8.7 million consisted of $6.1 million of proceeds from the issuance of common stock under our employee stock purchase plan, $4.7 million of proceeds received from the issuance of common stock upon the exercise of stock options and $2.0 million of investment proceeds received from our redeemable non-controlling interest holders in our Japan joint venture. These increases were partially offset by $2.1 million to satisfy withholding taxes on equity awards that are net share settled, $1.5 million related to principal repayments under our credit facility, $0.1 million in cash payments related to costs associated with our follow-on offering and $0.3 million in cash payments related to the registration of common stock issued in connection with our acquisition of Insightera during the fourth quarter of 2013.

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

There have been no significant changes in our critical accounting policies and estimates during the first nine months of 2014 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K.

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

In August 2014, we amended our lease agreement associated with our pre-existing building space in Portland, Oregon, whereby we agreed to lease additional space of 5,403 square feet through the end of September 2018. The amended lease agreement has increased the future minimum lease payments by approximately $0.5 million.

As of September 30, 2014, future minimum operating lease payments are as follow (in thousands):

2014 (remaining 3 months)	$1,228
2015	4,603
2016	4,770
2017	4,878
2018	3,404
Thereafter	205
Total	$19,088

Additionally, in May 2014, we entered into a hosting service agreement with a vendor. Our contractual obligation under this agreement is approximately $1.8 million, payable over the thirty-six month term of the agreement.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

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

We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. As a result, we recognize foreign currency (gains) losses from time to time related to these transactions. We recognized foreign currency (gains) losses of approximately $(356,000) and $29,000 for the three months ended September 30, 2014 and 2013, respectively and $(245,000) and $105,000 for the nine months ended September 30, 2014 and 2013, respectively.

Interest Rate Sensitivity

We have a credit facility with outstanding equipment advances of approximately $6.0 million and $7.6 million as of September 30, 2014 and December 31, 2013, respectively. The interest rate associated with this facility is the greater of 4% or three quarters of a percentage point above the prime rate. A one percent increase in the prime rate would not have an impact on our operating results as the greater of the two rates is 4%, and we would still pay interest of 4%. A 10% increase or decrease in interest rates would not result in a material change in either our obligations under this facility or in the returns on our cash and cash equivalents.

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

We generated net losses attributable to Marketo of $47.4 million, $34.4 million and $22.6 million in 2013, 2012 and 2011, respectively, and $38.4 million for the nine months ended September 30, 2014. As of September 30, 2014, we had an accumulated deficit of $168.0 million. We will need to generate and sustain increased revenue levels in future periods in order to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our marketing and sales operations, develop and enhance our marketing software, meet the increased compliance requirements associated with our transition to and operation as a public company, upgrade our data center infrastructure and services capabilities and expand into new markets. Historically, we also have experienced negative gross margins on our professional services, which are expected to continue to be negative. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

As of September 30, 2014, a significant percentage of our customers continued to integrate our solutions with certain capabilities of salesforce.com using publicly available application programming interfaces (APIs). In general, we rely on the fact that salesforce.com continues to allow us access to its APIs to enable these customer integrations. To date, we have not relied on a long-term written contract to govern our relationship with salesforce.com. Instead, we are subject to the standard terms and conditions for application developers of salesforce.com, which govern the distribution, operation and fees of applications on the salesforce.com platform, and which are subject to change by salesforce.com from time to time. While we expect the majority of our revenue to come from customers who also use the salesforce.com platform in the near term, we also integrate our solutions with other platform providers, including Microsoft, NetSuite, Oracle, SAP and SugarCRM. Any deterioration in our relationship with any platform provider would harm our business and adversely affect our operating results.

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

From 2011 to 2013, our annual revenue grew from $32.4 million to $95.9 million. For the nine months ended September 30, 2014, our revenue grew to $107.6 million from $67.7 million during the nine months ended September 30, 2013. We expect that, in the future, if our revenue increases to higher levels, our revenue growth rate will decline. We believe growth of our revenue depends on a number of factors, including our ability to:

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

We currently serve our customers from third-party data center hosting facilities located in California, Virginia, the United Kingdom and Australia. The continuous availability of our service depends on the operations of those facilities, on a variety of network service providers, on third-party vendors and on our own data center operations staff. In addition, we depend on our third-party facility providers’ abilities to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. If there are any lapses of service or damage to a facility or our computer equipment or systems, we could experience lengthy interruptions in our service as well as delays and additional expenses in arranging new facilities, services, computer equipment or system. Even with current and planned disaster recovery arrangements, which, to date, have not been tested in an actual crisis, our business could be harmed.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In 2013, 2012 and 2011, and the nine months ended September 30, 2014, revenue generated outside of the United States was approximately 15%, 13%, 11% and 16%, respectively, of our total revenue. We currently have international offices outside of North America in Europe, Australia, and Japan, which focus primarily on selling and implementing our solutions in those regions and an office in Israel which focuses primarily on research and development. We recently opened a data center located in Australia and, in the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

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

If we fail to enhance and maintain our brand, our ability to expand our customer base will be impaired and our financial condition may suffer.

We believe that our development of the Marketo brand is critical to achieving widespread awareness of our existing and future marketing software solutions, and, as a result, is important to attracting new customers and maintaining existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful marketing software at competitive prices. In the past, our efforts to build our brand have involved significant expenses. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. Our brand could be negatively affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity. For example, to sell to and service our customers we utilize a combination of internal personnel and third-party service providers, as well as indirect sales partners that pursue additional channel, agency and OEM distribution partnerships. These third-party service providers and indirect sales partners, who are not in our control, may harm our reputation and damage our brand perception in the marketplace. If we fail to successfully promote and maintain our brand, our business could suffer.

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

If we fail to offer high-quality education, training, and customer support, our business and reputation may suffer.

High-quality education, training, and customer support are important for the successful marketing and sale of our solution and for the renewal of existing customers. Providing this education and support requires that our customer training and support personnel have specific marketing domain knowledge and expertise, making it more difficult for us to hire qualified personnel and to scale up our support operations due to the extensive training required. The importance of high-quality customer training and support will increase as we expand our business and pursue new customers. If we do not help our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell additional functionality and services to existing customers may suffer and our reputation with existing or potential customers may be harmed.

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

In addition, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM Act) establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. The ability of our customers’ message recipients to opt out of receiving commercial emails may minimize the effectiveness of the email components of our marketing software offerings. The CAN-SPAM Act, regulations issued pursuant to the CAN-SPAM Act, and the Telephone Consumer Protection Act, allow companies to send some types of commercial text messages only when the recipient has opted into the receipt of such text messages. In addition, certain states and foreign jurisdictions, such as Australia, Canada and the European Union, have enacted laws that regulate sending email, and some of these laws are more restrictive than U.S. laws. For example, some foreign laws, such as Canada’s Anti-Spam Legislation, prohibit sending unsolicited email unless the recipient has provided the sender advance consent to receipt of such email, or, in other words, has “opted-in” to receiving it. A requirement that recipients opt into, or the ability of recipients to opt out of, receiving commercial emails may minimize the effectiveness of our software.

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

While these laws and regulations generally govern our customers’ use of our solution, we may face liability or reputational harm as a result of the activities of our customers, and we may be directly subject to certain laws as a data processor on behalf of, or as a business associate of, our customers. For example, these laws and regulations governing the collection, use and disclosure of personal information include, in the United States, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Gramm-Leach-Bliley Act of 1999 and state breach notification laws, and internationally, the Data Protection Directive in the European Union and the Federal Data Protection Act in Germany. In addition, although our customer terms of use prohibit illegal use of our services by our customers and permit us to take appropriate actions for illegal use, customers may nonetheless engage in prohibited activities or upload or store content with us in violation of applicable law or the customers’ own policies, which could subject us to liability or harm our reputation. If we were found to be in violation of any of these laws or regulations as a result of government enforcement or private litigation, we could be subjected to civil and criminal sanctions, including both monetary fines and injunctive action that could force us to change our business practices, all of which could adversely affect our financial performance and significantly harm our reputation and our business.

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

We rely heavily on our data centers, network infrastructure and information technology systems for our business operations. A disruption or failure of these systems in the event of online attack, earthquake, fire, terrorist attack, power loss, telecommunications failure or other similar catastrophic event could cause system interruptions, delays in accessing our service, reputational harm and loss of critical data or could prevent us from providing our solutions to our customers. Our service is delivered from data centers operated by third parties in California, Virginia, the United Kingdom and Australia. We are headquartered and most of our employees reside in the San Francisco Bay Area, an area particularly susceptible to earthquakes, and a major earthquake or other catastrophic event could affect our employees, who may not be able to access our systems or otherwise continue to provide our solutions to our customers. We maintain a facility in Israel, and our operations there may be adversely affected by political instability or international conflict in that region. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or information technology systems, or access to our systems, could affect our ability to conduct normal business operations and adversely affect our operating results.

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

The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing the costly process of implementing and testing our systems to report our results as a public company, to continue to manage our growth and to implement internal controls. We are and will continue to be required to implement and maintain various other control and business systems related to our equity, finance, treasury, information technology, other recordkeeping systems and other operations. As a result of this implementation and maintenance, management’s attention may be diverted from other business concerns, which could adversely affect our business. Furthermore, we rely on third-party software and system providers for meeting our reporting obligations and ensuring effective internal controls, and to the extent these third parties fail to provide adequate service including as a result of any inability to scale to handle our growth and the imposition of these increased reporting and internal controls and procedures, we could incur material costs for upgrading or switching systems and our business could be materially affected.

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

Our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially own a significant portion of our common stock outstanding as of September 30, 2014. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

In addition, certain holders of our common stock as of September 30, 2014 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

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

101

The following materials from the Marketo, Inc. Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i)the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

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

Marketo, Inc.

Date: November 10, 2014	By:	/s/ Frederick A. Ball

Frederick A. Ball

Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)