Form 10-K
period 2014-12-31
Marketo, Inc.
filed 2015-03-12
CIK 1490660

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

          The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, as reported on the NASDAQ, was approximately $469.2 million. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

          On February 27, 2015, the registrant had 42,045,629 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

MARKETO, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in, but not limited to, the sections titled "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements include all statements that are not historical facts and can be identified by terms such as "anticipates," "believes," "could," "seeks," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "will," "would" or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:

  •
  our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, ability to generate cash flow, and ability to achieve, and maintain, future profitability;

  •
  our anticipated growth and growth strategies and our ability to effectively manage that growth and effect these strategies;

  •
  anticipated trends, growth rates, relative growth rates, areas of investment and challenges in our business and in the markets in which we operate;

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

  •
  our ability to successfully execute our R&D program and to continue to develop product offerings at the same pace;

  •
  future economic conditions;

  •
  the anticipated effect on our business of litigation to which we are or may become a party;

  •
  our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

  •
  our ability to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;

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

PART I

Item 1.    Business

Overview

        Marketo serves as a strategic marketing partner to more than 3,700 large and medium enterprises and fast-growing small companies across a wide variety of industries.

        Our applications are complemented by the Marketo Marketing Nation®, a thriving network of more than 400 third-party solutions through our LaunchPoint® ecosystem and over 50,000 marketers who share and learn from each other to grow their collective marketing expertise.

        Our Engagement Marketing Platform offers a unique blend of power and ease-of-use that is appealing to B2B and B2C across both large enterprises and Small and Medium Businesses (SMBs). Our client base is diverse, with 3,794 customers as of December 31, 2014 across a wide range of industries including business services, consumer, financial services, healthcare, manufacturing, media, technology and telecommunications. During the year ended December 31, 2014, our 20 largest customers accounted for 11% of our total revenue.

        We provide our solutions on a subscription basis and generated revenue of $150.0 million, $95.9 million and $58.4 million in 2014, 2013 and 2012, respectively, representing year-over-year increases of 56% and 64%, respectively. We had net losses attributable to Marketo of $54.3 million, $47.4 million and $34.4 million in 2014, 2013 and 2012, respectively, due to increased investments in our growth. As of December 31, 2014, we had an accumulated deficit of $183.9 million.

        Our leading cloud-based Engagement Marketing Platform is purpose-built to enable organizations ranging from SMBs to the world's largest enterprises to engage in modern relationship marketing. Our platform enables the effective execution, management and analytical measurement of online, social, mobile and offline marketing activities and customer interactions in today's data-centric, multi-channel business environment.

        Many of the strategies and business processes that our solution supports are new and rapidly evolving, and there is relatively little accumulated experience in many of our prospective customers about how best to take advantage of modern relationship marketing. We therefore complement our products with an extensive network of resources to assist our customers with the strategic and practical use of our products. Among these resources are expert consulting services, peer-to-peer discussion communities, a library of pre-built marketing programs and templates, rich content on marketing best practices and an integrated ecosystem of partner products. We collectively refer to this extended set of resources as the Marketo Marketing Nation®.

        We were incorporated in the state of California on January 20, 2006. The Company was reincorporated in the state of Delaware in 2009. The Company operates from its headquarters in San Mateo, California and has operating subsidiaries in Ireland, Australia, Israel, Japan and the United Kingdom. Additional information about us is available on our website at http://www.marketo.com. The information on our website is not incorporated herein by reference and is not a part of this Annual Report on Form 10-K.

Our Products

        We design, build, and market the Engagement Marketing Platform along with a set of integrated applications to broadly address the needs of modern marketing professionals. Our customers use these applications individually and in combination to streamline and automate marketing processes; develop, retain and extend customer relationships; and measure the positive impact on revenue of marketing programs.

        These applications are built upon a common platform and database system of record, which also support an ecosystem of complementary partner applications that we call LaunchPoint. Our Engagement Marketing Platform and suite of applications is hosted and delivered over the web using a cloud-based, or Software as a Service (SaaS), model, and is built using modern multi-tenant architecture.

        We have built a suite of six applications that run on the Engagement Marketing Platform, as follows:

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

  •
  Marketing Calendar helps marketing teams plan and coordinate their activities across functions and regions. It gives marketers the ability to create and modify their campaigns directly through a calendar built specifically for marketers, which saves time and reduces errors. Leveraging the rich underlying program data available through the Engagement Marketing Platform, marketers can create specialized calendar views by channel, audience, region and more in order to streamline plans.

  •
  Real-time Personalization enables marketers to personalize web and mobile interactions with customers based on company, industry, location, and visit history. Built on machine learning and big data analytics, the solution automatically displays the most compelling content for an individual to drive deeper engagement and better account targeting. This integrated solution allows marketers to create unified, 'listen and respond' conversations that cultivate richer customer relationships coordinated across both inbound and outbound channels at scale.

  •
  Social Marketing enables marketers to run dedicated social media marketing campaigns, as well as to augment traditional marketing campaigns with a social marketing aspect in order to amplify marketing messages across leading social networks. Our solution lets marketers add intelligent social sharing buttons to existing web content and videos; publish new Facebook pages with the touch of a button; build social engagement applications such as polls, sweepstakes, and referral offers to engage their audience and promote social cross posting; and augment existing customer and prospect information with social profiles and sharing behavior.

        These applications are built upon the Engagement Marketing Platform and all work together, so that when our customers purchase and deploy more than one, they operate as a single cohesive solution. In particular, this means they share a common user interface and one underlying database system of record, and that the combination of applications yields synergy that would not be practical or possible with multiple independent tools.

        For example, a completely anonymous web visitor can be identified as being from a financial company by the Real-time Personalization application, and presented a relevant content offer in real-time. The Marketing Automation application can use this insight to properly segment the prospect, add them to a highly-personalized cross-channel nurturing campaign, and deliver sales intelligence natively within the CRM system using the Sales Insight application. The engagement metrics for such campaigns can then be leveraged by the Revenue Analytics application in order to fully understand how each prospect and customer touch point is driving pipeline and revenue.

        We have introduced a new application for the Engagement Marketing Platform approximately once every eighteen months over the history of the company, and we intend to continue this pace of innovation in the future.

Packaging by Market Segment

        We market and sell the Engagement Marketing Platform to both large global enterprises, which we currently define as businesses with 1,500 or more employees, and SMBs, which we currently define as businesses with fewer than 1,500 employees. The platform and suite of applications are common across all of the market segments we serve. However, we package our products differently, including selectively enabling or disabling specific application capabilities, based on how we evaluate the unique requirements and competitive dynamics of each market segment.

        Many global enterprise customers have highly sophisticated procurement processes and typically select solutions using detailed feature-by-feature evaluations. Moreover, many enterprise customers have distributed teams, international language requirements, and the need for high capacity and scale. To respond to these enterprise requirements, we package and price our products for this segment on an individual-application basis. Customers can select one or more of our six applications that run on top of the Engagement Marketing Platform, and can add additional applications later as their needs evolve. In addition, our platform and applications as packaged for enterprise customers include specialized and valuable features for supporting distributed teams, and to meet large scale needs.

        We believe that SMBs value simplicity in their evaluation and purchasing processes. For these customers, we package and price our Engagement Marketing Platform in simple complete editions. Each edition combines our platform with selected features and functions from each of our application categories to suit the varied needs of smaller businesses. SMBs purchase one of three editions:

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

  •
  Select Edition is built for companies with more sophisticated marketing requirements. It includes all Standard Edition features along with additional features including time-series revenue analytics, more sophisticated social promotion tools, and permission-based access controls to support extended teams.

        We often see businesses, especially in various consumer verticals, which use basic email capabilities from an email service provider. For these companies, we package and price an edition that provides email marketers with an easy transition from traditional email marketing to automated email campaigns. We have one edition for this segment:

  •
  Dialog Edition is designed to help consumer businesses move beyond point-in-time email blasts to automated, individual, behavior-based conversations that drive customer engagement. It also provides functionality to go beyond email and unify campaigns across email, mobile, social, and the web.

Customers

        Our client base is diverse with customers across a wide range of industries including business services, consumer, financial services, healthcare, manufacturing, media, technology and telecommunications. Geographically, the United States continues to represent our primary market, with international sales representing 16.1%, 14.5% and 12.8% of our total revenue in 2014, 2013 and 2012, respectively. As of December 31, 2014, we had 3,794 customers.

Sales and Marketing

        We sell subscriptions to our cloud-based solutions and services primarily through our direct sales force, whose primary sales operations are in San Mateo, California, Atlanta, Georgia, Dublin, Ireland, Tokyo, Japan, Sydney, Australia, and London, United Kingdom. Our direct sales force is also responsible for selling to existing customers, who may renew their subscriptions, increase the usage of our products over time, add new products from our solution suite, and expand the deployment of our solutions across their organizations. In addition, we have an indirect sales organization which sells to distributors, agencies, resellers, and OEMs who in turn resell our solution to their end customers, or who use our solution to provide a variety of managed services offerings to their customers.

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

Research and Development

        We devote a substantial portion of our resources to developing new solutions and enhancing existing solutions, conducting quality assurance testing and improving our core technology. We continually enhance our Engagement Marketing Platform and existing applications, as well as develop new applications to meet our customers' evolving relationship marketing needs.

        We monitor and test our solutions on a regular basis, and maintain regular release processes to refine and update our solutions. We typically deploy new releases and updates ten or more times per year.

        Our research and development expenses were $30.3 million, $23.3 million and $18.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Technology Infrastructure and Operations

        We have designed our technology infrastructure to provide a highly available and secure multi-tenant cloud-based platform for marketing solutions. We utilize leading hardware and software components and modern systems architecture, which enable us to incrementally increase computing capacity as our customer base grows and adoption of our solution increases. Our solutions use a single code base for all customers and are globally available via standard web browsers. Our multi-tenant model uses a common data model for all customers but provides data isolation with separate tables and schemas for each customer.

        We host our solutions at several rented facilities in the United States, the European Union and Australia. Each facility provides physical security including staffed security 24 hours per day, seven days a week, biometric access controls, and redundant power, environmental controls and Internet connection points. We continuously monitor our services for availability, performance and security.

        In 2012, to improve the responsiveness and cost efficiency of our data center operations, we began to transition from a managed hosting service provider to co-location data center facilities for which we began purchasing and managing our own computer equipment and systems that are located in rented facilities. We began to serve customers with our first wholly self-managed data center in the third quarter of 2012, and completed the first and largest phase of this long term program to migrate our customers to our self-managed data centers during the fourth quarter of 2013, covering all of our United States-based data centers.

Competition

        The market for cloud-based marketing solutions and related solutions is evolving, highly competitive and fragmented. We face intense competition from other software companies that develop marketing solutions. Some of these competitors include:

  •
  cloud-based marketing automation providers such as Act-On, Eloqua (acquired by Oracle in 2012), ExactTarget (acquired by salesforce.com in July 2013) and HubSpot;

  •
  traditional database marketing software vendors such as Aprimo (a division of Teradata), SAS Institute and Unica (a division of IBM);

  •
  email marketing software vendors, such as Responsys (acquired by Oracle in 2014) and Silverpop (acquired by IBM in 2014); and

  •
  large-scale enterprise suites such as Oracle and SAP.

        Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, may be able to devote greater resources to the development, promotion, sale and support of their products and services, may have more extensive customer bases and broader customer relationships than we have, and may have longer operating histories and greater name recognition than we have.

        If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, Oracle acquired our competitor Eloqua in 2012, ExactTarget acquired our competitor Pardot in 2012 and salesforce.com subsequently acquired ExactTarget in July 2013. Other companies such as Adobe and IBM have also recently acquired companies in the marketing automation and/or social marketing and related spaces. These acquisitions have resulted in fewer but larger companies with whom we compete for customers.

        We also expect that new competitors, such as enterprise software vendors that have traditionally focused on enterprise resource planning or back office applications, will continue to enter the marketing software market with competing products, which could have an adverse effect on our business, operating results and financial condition. In addition, sales force automation and customer relationship management system vendors, such as Microsoft, NetSuite and SAP could acquire or develop solutions that compete with our offerings.

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

Intellectual Property

        We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, confidentiality procedures and contractual restrictions to establish and protect our proprietary rights in our products and services. As of December 31, 2014, we had nine pending U.S. patent applications. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.

        We registered MARKETING NATION, MARKETING FIRST, the Marketo logo and certain other marks as trademarks in the United States and several other jurisdictions. We also have filed trademark applications for other marks in the United States and certain other jurisdictions, and will pursue additional trademark registrations to the extent we believe it would be beneficial and cost effective.

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

        We expect that marketing solutions in our industry may be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Moreover, many of our competitors and other industry participants have been issued patents and/or have filed patent applications, and have asserted claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties, including certain of these leading companies, have asserted patent, copyright, trademark, trade secret and other intellectual property rights within the industry. Any of these third parties might make a claim of infringement against us at any time.

Employees

        As of December 31, 2014, we had 715 employees. None of our employees are covered by collective bargaining agreements. We believe our employee relations are good, and we have not experienced any work stoppages.

Available Information

        Our website is located at http://www.marketo.com, and our investor relations website is located at http://www.investors.marketo.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). We also provide a link to the section of the SEC's website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements, and other ownership related filings. Further, a copy of this Annual Report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

        Webcasts of our earnings calls and certain events we participate in or host with members of the investment community are on our investor relations website. Additionally, we announce investor information, including news and commentary about our business and financial performance, SEC filings, notices of investor events, and our press and earnings releases, on our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our corporate governance guidelines and board committee charters, is also available on our investor relations website under the heading "Corporate Governance." The information on our website is not incorporated herein by reference and is not a part of this Annual Report on Form 10-K.

Item 1A.    Risk Factors

        The risks and uncertainties described below are not the only ones we face. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, cash flows and financial condition.

We have a history of losses and may not achieve consistent profitability in the future.

        We generated net losses attributable to Marketo of $54.3 million, $47.4 million and $34.4 million in 2014, 2013 and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $183.9 million. We will need to generate and sustain increased revenue levels in future periods in order to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our marketing and sales operations, develop and enhance our solutions, meet the increased compliance requirements associated with our operation as a public company, expand our data center infrastructure and services capabilities and expand into new markets. Historically, we also have experienced negative gross margins on our professional services, which are expected to continue to be negative. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

We face significant competition from both established and new companies offering marketing solutions and other related applications, as well as internally developed solutions, which may harm our ability to add new customers, retain existing customers and grow our business.

        The market for cloud-based marketing solutions is evolving, highly competitive and fragmented. We expect competition to continue to increase in the future. With the introduction of new technologies and the potential entry of new competitors into the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales, maintain or increase renewals and maintain our prices.

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

        Our competitors offer various solutions that compete with us. Some of these competitors include:

  •
  cloud-based marketing automation providers such as Act-On, Eloqua (acquired by Oracle in 2012), ExactTarget (acquired by salesforce.com in July 2013) and HubSpot;

  •
  traditional database marketing software vendors such as Aprimo (a division of Teradata), SAS Institute and Unica (a division of IBM);

  •
  email marketing software vendors, such as Responsys (acquired by Oracle in early 2014) and Silverpop (acquired by IBM in the first-half of 2014); and

  •
  large-scale enterprise suites such as Oracle and SAP.

        We also expect that new competitors, such as enterprise software vendors that have traditionally focused on enterprise resource planning or back office applications, will continue to enter the marketing software market with competing products, which could have an adverse effect on our business, operating results and financial condition. For example, due to the growing awareness of the importance of technology solutions to modern relationship marketing, we expect to face additional competition from new entrants to our markets. In addition to salesforce.com's acquisition of ExactTarget, other sales force automation and CRM system vendors, such as Microsoft, NetSuite and

SAP, could acquire or develop solutions that compete with our offerings. Some of these companies have acquired social media marketing and other marketing software providers to integrate with their broader offerings.

        Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, and may be able to devote greater resources to the development, promotion, sale and support of their products and services, may have more extensive customer bases and broader customer relationships than we have, and may have longer operating histories and greater name recognition than we have. As a result, these competitors may be better able to respond quickly to new technologies and to undertake more extensive marketing campaigns. In a few cases, these vendors may also be able to offer marketing software at little or no additional cost by bundling them with their existing suite of solutions. To the extent any of our competitors have existing relationships with potential customers for either marketing software or other solutions, those customers may be unwilling to purchase our solutions because of those existing relationships with that competitor. If we are unable to compete with such companies, the demand for our marketing solutions could substantially decline.

        In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, Oracle acquired our competitor Eloqua in 2012 and ExactTarget acquired our competitor Pardot in 2012 and salesforce.com subsequently acquired ExactTarget in July 2013. Other companies such as Adobe and IBM have also recently acquired companies in the marketing automation and/or social marketing and related spaces. These acquisitions have resulted in fewer but larger companies with whom we compete for customers. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distribution and technology partners or other parties with whom we have relationships, thereby limiting our ability to promote and implement our solutions. We may not be able to compete successfully against current or future competitors, and competitive pressures may harm our business, operating results and financial condition.

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

        As of December 31, 2014, a significant percentage of our customers continued to integrate our solutions with certain capabilities of salesforce.com using publicly available application programming interfaces (APIs). In general, we rely on the fact that salesforce.com continues to allow us access to its APIs to enable these customer integrations. To date, we have not relied on a long-term written contract to govern our relationship with salesforce.com. Instead, we are subject to the standard terms and conditions for application developers of salesforce.com, which govern the distribution, operation and fees of applications on the salesforce.com platform, and which are subject to change by salesforce.com from time to time. While we expect the majority of our revenue to continue to come from customers who also use the salesforce.com platform in the near term, we also integrate our solutions with other platform providers, including Microsoft, NetSuite, SAP and SugarCRM. Any deterioration in our relationship with any platform provider would harm our business and adversely affect our operating results.

        Our business may be harmed if any platform provider:

  •
  discontinues or limits our access to its APIs;

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

Our recent rapid growth may not be indicative of our future growth and, if we continue to grow, we may not be able to manage our growth effectively.

        From 2012 to 2014, our annual revenue grew from $58.4 million to $150.0 million. We expect that, in the future, if our revenue increases to higher levels, our revenue growth rate will decline. We believe growth of our revenue depends on a number of factors, including our ability to:

  •
  price our marketing solutions and services effectively so that we are able to attract and retain customers without compromising our profitability;

  •
  attract new customers, increase our existing customers' use of our services and provide our customers with excellent professional services and customer support;

  •
  introduce our marketing solutions to new markets outside of the United States; and

  •
  increase awareness of our brand on a global basis.

        We may not successfully accomplish any of these objectives. We plan to continue our investment in future growth. We expect to continue to expend substantial financial and other resources on:

  •
  sales and marketing, including a significant expansion of our sales organization;

  •
  professional services to support implementing our solutions for customers and ongoing customer support;

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

        We currently host our solutions at facilities located in the United States, the European Union and Australia. The continuous availability of our service depends on the operations of those facilities, on a variety of network service providers, on third-party vendors and on our own data center operations staff. In addition, we depend on our third-party facility providers' abilities to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. If there are any lapses of service or damage to a facility or our computer equipment or systems, we could experience lengthy interruptions in our service as well as delays and additional expenses in arranging new facilities, services, computer equipment or system. Even with current and planned disaster recovery arrangements, which, to date, have not been tested in an actual crisis, our business could be harmed.

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

        As our customer base grows and as customers use our solutions for more advanced relationship marketing programs, we will need to devote additional resources to improving our application architecture, integrating with third- party systems, and maintaining infrastructure performance. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base, particularly as our customer demographics expand over time. Any failure of or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues could reduce the attractiveness of our marketing solutions to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, the issuance of service credits, or requested refunds, which could adversely affect our revenue growth and harm our reputation. Even if we are able to upgrade our systems and expand our staff, any such expansion will be expensive and complex, requiring management time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely affect our financial results.

If we are unable to further penetrate the business to consumer (B2C) market and additional vertical industries, our revenue may not grow and our operating results may be harmed.

        Currently, a significant majority of our revenue is derived from companies in the business to business (B2B) market and a significant portion is derived from customers in the technology industry. An important part of our strategy, however, is to further penetrate the business to consumer (B2C) market and vertical industries outside of technology, such as healthcare. We have less experience in this market and these industries, and expanding into them may require us to develop additional features for our products, expand our expertise in certain areas, and add sales and support personnel possessing familiarity with this market and the relevant vertical industries. In addition, B2C customers may have greater usage requirements during their peak selling seasons which could put pressure on our systems and infrastructure and require us to expand these systems and infrastructure to meet increased demand. As a result of these and other factors, our efforts to expand further into the B2C market and further into additional vertical industries may be expensive, may not succeed and may harm our revenue growth and operating results.

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

        Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance, and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described in this report, factors that may affect our quarterly operating results include the following:

  •
  changes in spending on marketing solutions by our current or prospective customers;

  •
  pricing of our marketing solutions so that we are able to attract and retain customers;

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

  •
  introduction and adoption of our marketing solutions in markets outside of the United States;

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

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards or changing customer needs or requirements, our marketing solutions may become less competitive.

        Our future success depends on our ability to adapt and innovate our marketing solutions. To attract new customers and increase revenue from existing customers, we need to continually enhance and improve our offerings to meet customer needs at prices that our customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, which will increase our research and development costs. If we are unable to develop new solutions that address our customers' needs, or to enhance and improve our solutions in a timely manner, we may not be able to achieve or maintain adequate market acceptance of our solutions. Our ability to grow is also subject to the risk of future disruptive technologies. Access and use of our marketing solutions is provided via the cloud, which, itself, was disruptive to the previous enterprise software model. If new technologies emerge that are able to deliver marketing solutions and related applications at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely affect our ability to compete.

Because we recognize revenue from subscriptions over the term of the relevant contract, downturns or upturns in sales are not immediately reflected in full in our operating results.

        As a subscription-based business, we recognize revenue over the term of each of our contracts, which is typically one year, but range from one to three years. As a result, much of the revenue we report each quarter results from contracts entered into during previous quarters. Consequently, a shortfall in demand for our solutions and professional services or a decline in new or renewed contracts in any one quarter may not significantly reduce our revenue for that quarter but could negatively affect our revenue in the future. Accordingly, the effect of significant downturns in new sales or renewals of our marketing solutions will not be reflected in full in our operating results until future periods. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable term of the contracts.

Because our long-term growth strategy involves further expansion of our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.

        A component of our growth strategy involves the further expansion of our operations and customer base internationally. In 2014, 2013 and 2012 revenue generated outside of the United States was 16.1%, 14.5% and 12.8%, respectively, of our total revenue. We currently have international offices outside of North America in Europe, Australia, and Japan which focus primarily on selling and implementing our solutions in those regions and an office in Israel which focuses primarily on research and development. We recently opened a data center located in Australia and, in the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

  •
  changes in a specific country's or region's political or economic conditions;

  •
  unexpected changes in regulatory requirements, taxes or trade laws;

  •
  more stringent regulations relating to data security and the unauthorized use of, or access to, commercial and personal information

  •
  differing labor regulations, especially in the European Union, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;

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

        We opened our first international office in 2011, and our relatively limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer.

Failure to effectively develop and expand our capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our solutions.

        Our ability to increase our customer base and achieve broader market acceptance of our marketing solutions will depend to a significant extent on our ability to expand our operations. We plan to continue expanding our sales force and third-party channel partners, both domestically and internationally. We also plan to dedicate significant resources to sales and marketing programs, including Internet and other online advertising. The effectiveness of our online advertising has varied over time and may vary in the future due to competition for key search terms, changes in search engine use and changes in the search algorithms used by major search engines. All of these efforts will require us to invest significant financial and other resources. In addition, the cost to acquire customers is high due to these marketing and sales efforts. Our business will be seriously harmed if our efforts do not generate a correspondingly significant increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time or if our sales and marketing programs are not effective.

If we fail to maintain and enhance our brand, our ability to expand our customer base will be impaired and our financial condition may suffer.

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

        To execute our business strategy, we must attract and retain highly qualified personnel. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software, as well as for skilled sales and operations professionals, and we may not be successful in attracting and retaining the professionals we need. Also, marketing domain experts and enterprise sales professionals are very important to our success and are difficult to replace. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications. In particular, we have experienced a more competitive hiring environment in the San Francisco Bay Area, where we are headquartered. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock awards or other equity incentives they are to receive in connection with their employment. If the price of our stock declines, or experiences significant volatility, our ability to attract or retain key employees will be adversely affected. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

Future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our operating results and financial condition.

        We have in the past acquired, and we may in the future acquire businesses and technologies. For example, we acquired a small private company in December 2014, Insightera in December 2013 and Crowd Factory in April 2012 which we believe could strengthen or expand the functionality of our platform or provide access to new customers or markets. Acquisitions we make may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not the acquisition purchases are completed. We have limited experience in acquiring other businesses, and if we acquire additional businesses, we may not be able to integrate successfully the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations or if we are unable to successfully integrate it, our operating results, business and financial condition may suffer.

Our quarterly results reflect seasonality in the sale of our marketing solution, which can make it difficult to achieve sequential revenue growth or could result in sequential revenue declines.

        We have historically experienced seasonal variations in our signing of customer contracts and renewals. We sign a significantly higher percentage of agreements with new customers as well as renewal agreements with existing customers in the fourth quarter of each year as compared to any of the prior quarters. The first quarter and third quarter are typically the slowest in this regard. We expect this seasonality to continue in the future, which may cause fluctuations in certain of our operating results and financial metrics, and thus limit our ability to predict future results. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, because we recognize subscription revenue over the term of the contract, which is typically one year, but ranges from one to three years. As a result, a slowdown in our ability to enter into customer agreements may not be apparent in our revenue for the quarter, as the revenue recognized in any quarter is primarily from customer agreements entered into in prior quarters. Historical patterns should not be considered indicative of our future sales activity or performance.

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

If our marketing solution fails due to defects or similar problems, and if we do not correct any defect or other problems, we could lose customers, become subject to service performance or warranty claims or incur significant costs.

        Our solutions and the systems infrastructure underlying our marketing platform are inherently complex and may contain material defects or errors. We have from time to time found defects in our solutions and may discover additional defects in the future. We may not be able to detect and correct defects or errors before customers begin to use our solutions. Consequently, we or our customers may discover defects or errors after our solutions have been implemented. These defects or errors could also cause inaccuracies in the data we collect and process for our customers, or even the loss, damage or inadvertent release of customer data. We implement bug fixes and upgrades as part of our regularly scheduled system maintenance, which may lead to system downtime. Even if we are able to implement the bug fixes and upgrades in a timely manner, any history of defects or inaccuracies in the data we collect for our customers, or the loss, damage or inadvertent release of customer data could cause our reputation to be harmed, and customers may elect not to purchase or renew their agreements with us and subject us to service performance credits, warranty claims or increased insurance costs. The costs associated with any material defects or errors in our solutions or other performance problems may be substantial and could materially adversely affect our operating results.

The standards and practices that entities use to regulate the use of email have in the past interfered with, and may in the future interfere with, the effectiveness of our solutions and our ability to conduct business.

        Our customers rely in part on email to communicate with their existing or prospective customers. Various entities, such as commercial email, antivirus and network security providers, attempt to regulate the use of email for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain email solicitations that comply with current legal requirements as spam. Some of these entities maintain "blacklists" of companies and individuals, and the websites, Internet service providers and Internet protocol addresses associated with those entities or individuals that do not adhere to those standards of conduct or practices for commercial email solicitations that the blacklisting entity believes are appropriate. If a company's Internet protocol addresses are listed by a blacklisting entity, emails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity's service or purchases its blacklist. Any of the foregoing restrictions or limitation on emails or internet addresses impacting our customers could lead to diminishing effectiveness of our marketing solutions, and, in turn, result in service problems and ultimately a reduction in renewals or loss of customers for us.

If we do not or cannot maintain the compatibility of our marketing solutions with third-party applications that our customers use in their businesses, our revenue will decline.

        The functionality and popularity of our marketing solutions depends, in part, on our ability to integrate our solutions with third-party applications and platforms, including CRM, event management, e-commerce, call center, and social media sites that our customers use and from which they obtain data. Third-party providers of applications and APIs may change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and platforms in conjunction with our solution, which could negatively impact our offerings and harm our business. If we fail to integrate our solutions with new third-party applications and platforms that our customers use for marketing purposes, we may not be able to offer the functionality that our customers need, which would negatively impact our ability to generate revenue and adversely impact our business.

If we fail to offer high-quality education and customer support, our business and reputation may suffer.

        High-quality education and customer support are important for the successful marketing and sale of our solutions and for the renewal of existing customers. Providing this education and support requires that our customer support personnel have specific marketing domain knowledge and expertise, making it more difficult for us to hire qualified personnel and to scale up our support operations due to the extensive training required. The importance of high quality customer support will increase as we expand our business and pursue new customers. If we do not help our customers quickly resolve post-deployment issues and provide effective ongoing support, our ability to sell additional functionality and services to existing customers may suffer and our reputation with existing or potential customers may be harmed.

Future product development is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts, we may not be able to compete effectively and our business and operating results may be harmed.

        In order to remain competitive, we must continue to develop new product offerings, applications and enhancements to our existing cloud-based marketing solutions. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop solutions internally due to certain constraints, such as high employee turnover, lack of management ability or a lack of other research and development resources, we may miss market opportunities. Further, many of our competitors expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors' research and development programs. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors could materially adversely affect our business.

Shifts over time in the mix of sizes or types of organizations that purchase our solutions or changes in the components of our solutions purchased by our customers could negatively affect our operating results.

        Our strategy is to sell our marketing solutions to organizations of broadly different sizes, from SMBs to large enterprises. Our gross margins can vary depending on numerous factors related to the implementation and use of our marketing solutions, including the sophistication and intensity of our customers' use of our solutions and the level of professional services and support required by a customer. For example, our enterprise customers typically require more professional services and because our professional services offerings typically have a higher cost of revenue than subscriptions to our solutions, any increase in sales of professional services would have an adverse effect on our overall gross margin and operating results. Providing professional services to enterprises allows us to utilize our staff more efficiently than is the case in providing professional services to other customers or in other contexts; consequently, while an increase in providing professional services to enterprises typically hurts our overall gross margin, it may improve our professional services and other gross margin. Sales to enterprise customers may also entail longer sales cycles and more significant selling efforts. Selling to SMB customers may involve smaller contract size, higher relative selling costs and greater credit risk and uncertainty. If the mix of organizations that purchase our solutions changes, or the mix of solution components purchased by our customer's changes, our gross margins could decrease and our operating results could be adversely affected.

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

        Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. While we have some U.S. patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, any issued patents may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some contract provisions protecting against unauthorized use, copying, transfer and disclosure of our products may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase.

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

        The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual and proprietary rights. Companies in the software industry, including in marketing software, are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Many of our competitors and other industry participants have been issued patents and/or have filed patent applications and may assert patent or other intellectual property rights within the industry. Moreover, in recent years, individuals and groups that are non-practicing entities have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters or notices or may be the subject of claims that our solutions and underlying technology infringe or violate the intellectual property rights of others. Responding to claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management's attention and resources, damage our reputation and brand, and cause us to incur significant expenses. Our technologies may not be able to withstand any third-party claims or rights against their use. Claims of intellectual property infringement might require us to redesign our application, delay releases, enter into costly settlement or license agreements or pay costly damage awards, indemnify customers, or face a temporary or permanent injunction prohibiting us from marketing or selling our solutions. If we cannot or do not license the infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and operating results could be adversely impacted. Additionally, our customers may not purchase our marketing solutions if they are concerned that they may infringe third-party intellectual property rights. The occurrence of any of these events may have a material adverse effect on our business.

        In our subscription agreements with our customers, we agree to indemnify our customers against losses or costs incurred in connection with claims by a third party alleging that a customer's use of our services infringes the intellectual property rights of the third party. There can be no assurance that any existing limitations of liability provisions in our contracts would be enforceable or adequate, or would otherwise protect us from any such liabilities or damages with respect to any particular claim. Our customers who are accused of intellectual property infringement may in the future seek indemnification from us under the terms of our contracts. If such claims are successful, or if we are required to indemnify or defend our customers from these or other claims, these matters could be disruptive to our business and management and have a material adverse effect on our business, operating results and financial condition.

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

        We use open source software in our marketing solutions and may use more open source software in the future. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our products. In addition, if we were to combine our proprietary software products with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software products. If we inappropriately use open source software, we may be required to re-engineer our products, discontinue the sale of our products or take other remedial actions.

Economic uncertainties or downturns in the general economy or the industries in which our customers operate could disproportionately affect the demand for our marketing solutions and negatively impact our operating results.

        General worldwide economic conditions have experienced a significant downturn and fluctuations in recent years, and market volatility and uncertainty remain widespread. As a result, we and our customers find it extremely difficult to accurately forecast and plan future business activities. In addition, these conditions could cause our customers or prospective customers to reduce their marketing and sales budgets, which could decrease corporate spending on our marketing solutions, resulting in delayed and lengthened sales cycles, a decrease in new customer acquisition and/or loss of customers. Furthermore, during challenging economic times, our customers may face issues with their cash flows and in gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us, impact customer renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable, and our operating results would be harmed. In addition, a downturn in the technology sector may disproportionately affect us because a significant portion of our customers are technology companies. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy does not worsen or improves, the market for marketing software may not experience growth or we may not experience growth.

Existing federal, state and foreign laws that regulate privacy rights, including online tracking, the sending of commercial emails and text messages, and other activities, could impact the use of our marketing solution and potentially subject us to regulatory enforcement or private litigation.

        Certain aspects of how our customers utilize our solution are subject to legislation and regulations in the United States, the European Union and elsewhere. These regulations and legislation seek, among other things, to allow consumers to have greater control over the collection, use and disclosure of personal information collected online and could therefore have a significant impact on the operation of our marketing solutions and could impair our attractiveness to customers, which would harm our business.

        Many of our customers and potential customers in the healthcare, financial services and other industries are subject to substantial regulation regarding their collection, use and protection of data and may be the subject of further regulation in the future. These regulations may change the way these customers do business and may require us to implement additional features or offer additional contractual terms to satisfy customer and regulatory requirements, or could cause the demand for and sales of our marketing solutions to decrease and adversely impact our financial results.

        In addition, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM Act) establishes certain requirements for senders of commercial email messages, such as providing recipients with the ability to opt out of receiving future commercial emails from the sender. The ability of our customers' message recipients to opt out of receiving commercial emails may minimize the effectiveness of the email components of our marketing solutions. The Telephone Consumer Protection Act allows companies to send some types of commercial text messages only when the recipient has opted into the receipt of such text messages. In addition, certain states and foreign jurisdictions, such as Australia, Canada and the European Union, have enacted laws that regulate sending email, and some of these laws are more restrictive than U.S. laws. For example, Canada's Anti-Spam Legislation prohibits sending unsolicited email unless the recipient has provided the sender advance consent to receipt of such email, or in other words has "opted-in" to receiving it. A requirement that recipients opt into, or the ability of recipients to opt out of, receiving commercial emails and texts may minimize the effectiveness of our solutions.

        In addition, U.S., state and foreign jurisdictions are considering and may in the future enact legislation or laws restricting marketing activities in mobile, social and web channels. Any of the foregoing existing or future restrictions could require us to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers, or increase our operating costs or otherwise harm our business. We may be unable to pass along those costs to our clients in the form of increased subscription fees.

        While these laws and regulations generally govern our customers' use of our solution, we may face liability or reputational harm as a result of the activities of our customers, and we may be directly subject to certain laws as a data processor on behalf of, or as a business associate of, our customers. In addition, customers may engage in prohibited activities or upload or store content with us in violation of applicable law or the customers' own policies, which could subject us to liability or harm our reputation. If we were found to be in violation of any of these laws or regulations as a result of government enforcement or private litigation, we could be subjected to civil and criminal sanctions, including both monetary fines and injunctive action that could force us to change our business practices, all of which could adversely affect our financial performance and significantly harm our reputation and our business.

Privacy concerns and consumers' acceptance of Internet behavior tracking may limit the applicability, use and adoption of our marketing solutions.

        Privacy concerns may cause consumers to resist providing the personal data necessary to allow our customers to use our service effectively. We have implemented various features intended to enable our customers to better protect consumer privacy, but these measures may not alleviate all potential privacy concerns and threats. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our service in certain industries. In addition to government activity, privacy advocacy groups and the marketing and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. The costs of compliance with, and other burdens imposed by, the foregoing laws, regulations, policies and actions may limit the use and adoption of our cloud-based marketing solutions and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance or loss of any such action.

We may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales, which could harm our business.

        State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our subscription cloud-based marketing solutions in various jurisdictions is unclear. Further, these jurisdictions' rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of tax assessments and audits, and our liability for these taxes and associated penalties could exceed our original estimates. A successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.

Changes in tax laws or regulations that are applied adversely to us or our customers could increase the costs of our cloud-based marketing solutions and adversely impact our business.

        New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to continue or purchase our marketing solutions in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers' and our compliance, operating and other costs, as well as the costs of our solutions. Any or all of these events could adversely impact our business and financial performance.

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

        We rely heavily on our data centers, network infrastructure and information technology systems for our business operations. A disruption or failure of these systems in the event of online attack, earthquake, fire, terrorist attack, power loss, telecommunications failure or other similar catastrophic event could cause system interruptions, delays in accessing our service, reputational harm and loss of critical data or could prevent us from providing our solutions to our customers. We host our solutions at several facilities in the United States, the European Union, and Australia. We are headquartered and most of our employees reside in the San Francisco Bay Area, an area particularly susceptible to earthquakes, and a major earthquake or other catastrophic event could affect our employees, who may not be able to access our systems or otherwise continue to provide our solutions to our customers. We maintain a facility in Israel, and our operations there may be adversely affected by political instability or international conflict in that region. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or information technology systems, or access to our systems, could affect our ability to conduct normal business operations and adversely affect our operating results.

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

        As a result of being a public company, our business and financial condition have become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the time and resources of our management and adversely affect our business and operating results.

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

        We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with our annual report covering the year ending December 31, 2014. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We may experience difficulty in meeting these reporting requirements in a timely manner, particularly if material weaknesses or significant deficiencies persist. In the past certain significant deficiencies have been identified in our internal financial and accounting controls and procedures. In addition, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). If we are unable to comply with the requirements of Section 404 in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

        For example, the Financial Accounting Standards Board (FASB) is currently working together with the International Accounting Standards Board (IASB) to converge certain accounting principles and facilitate more comparable financial reporting between companies that are required to follow U.S. GAAP and those that are required to follow International Financial Reporting Standards (IFRS). In connection with this initiative, the FASB issued a new accounting standard for revenue recognition in May 2014—Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)"—that supersedes nearly all existing U.S. GAAP revenue recognition guidance. Although we are currently in the process of evaluating the impact of ASU 2014-09 on our consolidated financial statements, it could change the way we account for the costs to obtain or fulfill a contract with a customer or for certain of our sales transactions. Adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption.

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

  •
  changes in operating performance and stock market valuations of cloud- based software or other technology companies, or those in our industry in particular;

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

        Our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially own a significant portion of our common stock outstanding as of December 31, 2014. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

        In addition, certain holders of our common stock as of December 31, 2014 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

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

        We are an "emerging growth company", as defined in the JOBS Act, and we are able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years or such earlier time that we are no longer an "emerging growth company." We would cease to be an "emerging growth company" upon the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; the date we qualify as a "large accelerated filer," with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non—convertible debt securities; and the last day of the fiscal year ending after the fifth anniversary of our initial public offering. We may choose to take advantage of some but not all of these reduced reporting burdens. Because we take advantage of some of these reduced reporting requirements, the information that we provide our security holders in future filings may be different than you might get from other public companies in which you hold equity interests.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters and executive offices are located in San Mateo, California, where we occupy approximately 103,182 square feet of office space under a lease that expires in August 2018. We maintain additional offices in Portland, Oregon, Atlanta, Georgia, Dublin, Ireland, Sydney, Australia, London, United Kingdom and Petach Tikva, Israel.

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

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

        The table below summarizes the range of high and low reported sales prices on the NASDAQ Stock Market for our common stock for the periods presented.

Fiscal 2014	High	Low
First Quarter of 2014	$45.00	$31.71
Second Quarter of 2014	$35.22	$22.02
Third Quarter of 2014	$34.59	$24.56
Fourth Quarter of 2014	$34.71	$28.19

Fiscal 2013	High	Low
Second Quarter (from May 17, 2013)	$26.77	$17.20
Third Quarter	$39.80	$21.15
Fourth Quarter	$39.50	$28.31

Stockholders

        As of February 27, 2015, there were approximately 83 holders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to accurately estimate the total number of stockholders represented by these record holders.

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

        The following graph shows a comparison from May 17, 2013 (the date our common stock commenced trading on the NASDAQ) through December 31, 2014 of the cumulative total return for our common stock, the NASDAQ Internet Index and the S&P 500 Index. The graph assumes that $100 was invested in Marketo common stock on May 17, 2013 and in each of the indexes and that all dividends were invested. No cash dividends were declared on our common stock during such time. Such returns are based on historical results and are not intended to suggest future performance.

 Comparison of Cumulative Total Return

Recent Sales of Unregistered Securities

        On December 22, 2014 we issued an aggregate 141,074 shares of our common stock in connection with an acquisition to an acquired company's former security holders. The offer and sale of the securities were effected without registration in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended, provided by Section 3(a)(10) thereof, or on Section 4(a)(2) thereof or Regulation D promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

  None

Securities Authorized for Issuance Under Equity Compensation Plans

        Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from our Proxy Statement to be filed for our 2015 Annual Meeting of Stockholders.

Item 6.    Selected Financial Data

        The following selected financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	$131,060	$85,095	$52,756	$29,823	$13,473
Professional services and other	18,894	10,823	5,657	2,569	559

Total revenue	149,954	95,918	58,413	32,392	14,032

Cost of revenue(1):
Subscription and support	28,742	24,681	16,216	9,386	4,612
Professional services and other	22,059	13,298	8,442	5,550	2,534

Total cost of revenue	50,801	37,979	24,658	14,936	7,146

Gross profit:
Subscription and support	102,318	60,414	36,540	20,437	8,861
Professional services and other	(3,165)	(2,475)	(2,785)	(2,981)	(1,975)

Total gross profit	99,153	57,939	33,755	17,456	6,886

Operating expenses(1):
Research and development	30,337	23,321	18,799	10,677	5,498
Sales and marketing	98,843	62,769	37,776	23,088	11,019
General and administrative	25,583	18,655	11,388	6,154	2,135

Total operating expenses	154,763	104,745	67,963	39,919	18,652

Loss from operations	(55,610)	(46,806)	(34,208)	(22,463)	(11,766)
Other income (expense), net	178	(526)	(158)	(137)	(50)

Loss before provision for income taxes	(55,432)	(47,332)	(34,366)	(22,600)	(11,816)
Provision (benefit) for income taxes	(477)	28	19	6	1

Net loss	$(54,955)	$(47,360)	$(34,385)	$(22,606)	$(11,817)
Net loss attributable to redeemable non-controlling interests	618	—	—	—	—

Net loss attributable to Marketo	$(54,337)	$(47,360)	$(34,385)	$(22,606)	$(11,817)

Net loss per share of common stock, basic and diluted	$(1.35)	$(1.92)	$(12.26)	$(9.94)	$(5.99)

Shares used in computing net loss per share of common stock, basic and diluted	40,385	24,709	2,806	2,274	1,972

(1)
Amounts include stock-based compensation expense as follows:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cost of subscription and support revenue	$1,626	$496	$216	$108	$50
Cost of professional services and other revenue	2,363	690	169	49	8
Research and development	5,353	2,084	575	294	73
Sales and marketing	8,860	2,293	966	509	57
General and administrative	6,918	2,512	1,046	349	131

Total stock-based compensation expense	$25,120	$8,075	$2,972	$1,309	$319

	December 31,
Consolidated Balance Sheet Data:	2014	2013	2012	2011	2010
	(in thousands)
Cash and cash equivalents	$112,644	$128,299	$44,247	$67,400	$34,457
Working capital	66,011	88,338	28,346	59,651	31,579
Total assets	210,411	205,839	79,156	79,738	39,551
Total indebtedness	5,372	7,559	3,640	—	—
Deferred revenue	62,945	41,356	20,642	10,968	4,552
Total liabilities	96,435	77,397	35,592	18,430	7,335
Redeemable non-controlling interest	800	—	—	—	—
Convertible preferred stock	—	—	119,121	106,821	56,887
Total stockholders' equity	113,176	128,442	43,564	61,308	32,216

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K. The following discussion contains forward-looking statements including, but not limited to statements referencing our expectations relating to future revenues, expenses, operating margins, relative growth rates and planned investments. Our forward-looking statements and factors that might cause future actual results to differ materially from our recent results or those projected in the forward-looking statements include, but are not limited to those discussed in the section titled "Special Note Regarding Forward-Looking Statements" and "Risk Factors" of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update the forward-looking statements or our risk factors for any reason.

Overview

        We are the provider of a leading cloud-based marketing solutions platform that is purpose-built to enable organizations ranging from SMBs to the world's largest enterprises to engage in modern relationship marketing. Our platform enables the effective execution, management and analytical measurement of online, social, mobile and offline marketing activities and customer interactions in today's data-centric, multi-channel business environment. On our platform, we deliver an easy-to-use, integrated suite of advanced applications, which today include Marketing Automation, Sales Insight, Revenue Analytics, Marketing Calendar, Real-time Personalization and Social Marketing. To enable our customers to obtain maximum value from our platform, we complement our solutions with an extensive network of resources to assist our customers with the strategic and practical use of our products. Among these resources are expert consulting services, peer-to-peer discussion communities, a library of pre-built marketing programs and templates, rich content on marketing best practices and an integrated ecosystem of partner products.

        We designed our platform to be valuable across large enterprises and Small and Medium Businesses (SMBs) that sell to both businesses and consumers in virtually any industry. We market and sell our products directly and through a growing network of distribution partners. Our client base is diverse, with 3,794 customers as of December 31, 2014 across a wide range of industries including business services, consumer, financial services, healthcare, manufacturing, media, technology and telecommunications. For the year ended December 31, 2014, our 20 largest customers accounted for 11% of our total revenue. For each of the year ended December 31, 2013 and 2012, our 20 largest customers accounted for less than 10% of our total revenue. Our subscription dollar retention rate was approximately 109% for 2014 and 100% for both 2013 and 2012.

        We deliver our solutions entirely through a multi-tenant cloud-based, or Software as a Service (SaaS), architecture which customers can configure to their specific needs. We initially focused our selling efforts on the SMB market, but beginning in late 2010, to address growing enterprise demand, we began to invest in an enterprise sales organization. We define the SMB market as companies with fewer than 1,500 employees and the enterprise market as companies with 1,500 or more employees. The percentage of our subscription and support revenue from enterprise customers was 28% and 26% in 2014 and 2013, respectively.

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

        We provide our solutions on a subscription basis and we generated revenue of $150.0 million, $95.9 million and $58.4 million in 2014, 2013 and 2012, respectively, representing year-over-year increases of 56% and 64%, respectively. We derive most of our revenue from subscriptions to our cloud- based solutions and related customer support services. Subscription and support revenue accounted for 87%, 89% and 90% of our total revenue in 2014, 2013 and 2012, respectively. We price our products based on customer usage measures, which can include the number of leads in each customer's database and the number of user seats authorized to access our service. Our subscription contracts generally range in length from one to three years.

        We had net losses attributable to Marketo of $54.3 million, $47.4 million and $34.4 million in 2014, 2013 and 2012, respectively, due to increased investments in our growth.

        Professional services revenue accounted for 13%, 11% and 10% of our total revenue in 2014, 2013 and 2012, respectively. Our solutions are designed to be ready to use immediately upon provisioning of a new customer subscription. However, we believe that our customers' success is enhanced by the effective use of modern relationship marketing strategies performed with our solutions, which we foster primarily through the sale and delivery of expert services that educate our customers on the best use of our solutions as well as assist in the implementation of our solution. In addition, some of our customers require services to support integrating their existing systems with our solution. Enterprise customers exhibit a higher demand for all of these services. Over the near term, due to market demand for expertise in modern relationship marketing, we expect our professional services revenue to grow at a faster rate than our subscription and support revenue, and therefore, to increase as a percentage of our total revenue. In addition, we also partner with third party consulting organizations that provide similar services to our customers in connection with their use of our platform.

        Our customer base has grown from over 200 at the end of 2009 to 3,794 at the end of 2014, which has resulted in rapid revenue growth. We generate the majority of our revenue in the United States; however, we are focused on growing our international business. Revenue generated from our international customers was 16.1%, 14.5% and 12.8% of our total revenue in 2014, 2013 and 2012, respectively.

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

        Since our inception, we financed our operations through cash collected from customers as well as preferred equity financings, our initial public offering and concurrent private placement completed in May 2013, and our follow-on public offering completed in September 2013. We also maintain an equipment financing facility. As of December 31, 2014, we had outstanding borrowings of $5.4 million under this facility.

Key Business Metrics

        We use the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

  •
  Number of Customers.  Since we launched our first product we have made the expansion of our customer base a priority. We believe that our ability to expand our customer base is an indicator of our market penetration, the growth of our business and our potential future business opportunities. We define the number of customers at the end of any particular period as the number of customers with paid subscriptions to our platform at the end of the period. Multiple companies or divisions within a single consolidated enterprise that each have a separate paid subscription to our platform are each treated as a separate customer. In cases where our customers have subscriptions to our platform obtained through resellers or other distributors, each end customer is counted separately. As of December 31, 2014, we had 3,794 customers.

  •
  Subscription Dollar Retention Rate.  We believe that our subscription dollar retention rate provides insight into our ability to retain and grow revenue from our customers, as well as their potential long-term value to us. Accordingly, we compare the aggregate monthly subscription revenue of our customer base in the last month of the prior year fiscal quarter, which we refer to as Retention Base Revenue, to aggregate monthly subscription revenue generated from the same group in the last month of the current quarter, which we refer to as Retained Subscription Revenue. Our Subscription Dollar Retention Rate is calculated on an annual basis by first dividing Retained Subscription Revenue by Retention Base Revenue, and then using the weighted average Subscription Dollar Retention Rate of the four fiscal quarters within the year. Our Subscription Dollar Retention Rate was approximately 109% for 2014 and 100% for both 2013 and 2012.

  •
  Adjusted Calculated Billings.  We believe our adjusted calculated billings offers useful information regarding the performance of our business and provides a better understanding of the sales volumes. Adjusted Calculated Billings is calculated as revenue plus the change in total deferred revenue as presented on the balance sheet adjusted for quarterly versus annual billing frequency and a change in invoicing policy made in the fourth quarter of 2013. Adjusted calculated billings were $168.2 million and $112.6 million for the years ended December 31, 2014 and 2013, respectively.

Key Components of Consolidated Statements of Operations

Revenue

        We generate revenue principally from fixed commitment subscription contracts under which we provide customers with various services, principally access to our cloud-based platform as well as related customer support. We sell these services under contractual agreements that are typically one year in length, but can range from one to three years based upon the needs of the individual customer. We believe this flexibility in contract duration is important to meet the needs of customers of differing sizes and circumstances. A customer typically commits to fixed fees for the service term, which may be adjusted upward based on expanded usage volumes. Revenue from these agreements is recognized ratably over the period of service and any revenue that does not meet recognition criteria is recorded as deferred revenue on our balance sheet.

        We invoice customers on varying billing cycles, primarily quarterly and annually; therefore, our deferred revenue balance represents the billed portion of our customer contracts. The customer mix that is billed quarterly or annually fluctuates from quarter to quarter and, therefore, billing frequency and deferred revenue is not fully predictable. In the fourth quarter of 2013, we changed our billing policy to invoice upon contract signature rather than on subscription start date. This change resulted in a $4.1 million increase in deferred revenue at December 31, 2013. Consequently, changes in deferred revenue may not be indicative of revenue growth in any given future period. Fees payable under our subscription contracts are generally due in full and non- refundable regardless of the actual use of the service.

        Professional services revenue consists of fees associated with providing expert services that educate and assist our customers on the best use of our solutions as well as assist in the implementation of our solution. We charge a separate fixed fee for implementation and initial education for users of a new subscription. Most of our professional services contracts for our SMB customers are recognized over three to six months. Professional services for our enterprise customers are typically priced on a time-and-materials basis. We recognize revenue for these contracts as the work is performed, and the customer is billed. Our time-and-materials professional services are generally billed monthly in arrears based on actual hours of work delivered and expenses incurred.

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

        Cost of professional services and other revenue consists primarily of personnel and related costs directly associated with our professional services and education organizations, including salaries, benefits, bonuses and stock- based compensation, the costs of sub-contracted third-party vendors, as well as allocated overhead.

Research and Development Expenses

        Research and development expenses consist primarily of personnel costs for our product development employees and executives. Also included are non-personnel costs such as professional fees payable to third-party development services, license and subscription fees for software development tools, and an allocation of our general overhead expenses. A substantial portion of our research and development efforts are focused on enhancing our solution architecture and adding new features and functionality to our platform and we anticipate continuing to invest in innovation and technology development.

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

Revenue Recognition

        We derive our revenue from two sources:

  •
  Subscription and support revenue.  Subscription and support revenue consists of subscription fees from customers accessing our cloud-based platform and applications, as well as related customer support services; and

  •
  Professional services and other revenue.  Professional services and other revenue consists of fees associated with providing expert services that educate and assist our customers on the best use of our solutions as well as assist in the implementation of our solution.

        Revenue recognition commences when all of the following conditions are met:

  •
  Persuasive evidence of an arrangement exists;

  •
  Delivery or performance has occurred;

  •
  Fees are fixed or determinable; and

  •
  Collectability is reasonably assured.

        In the majority of instances, revenue from new customers is generated under sales agreements with multiple elements, comprised of subscription and support fees from customers accessing our cloud-based application suite and professional consultation services. We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control. Subscription and support have standalone value because they are routinely sold separately by us. Most of the professional services have standalone value because we have sold professional services separately, and there are several third party vendors that routinely provide similar professional services to our customers on a standalone basis. For professional services that do not have standalone value, revenue is recognized ratably over the related subscription period.

        We allocate revenue to each element in an arrangement based on the selling price hierarchy. The selling price for a deliverable is based on the following: Selling price for a deliverable is based on its 1) vendor-specific objective evidence (VSOE), if available, 2) third party evidence (TPE), if VSOE is not available, or 3) estimated selling price (ESP), if neither VSOE nor TPE is available. Because we have been unable to establish VSOE or TPE for the elements of our arrangements, we establish the ESP for each element primarily by considering the median of actual sales prices of each type of subscription and support sold and the weighted average of actual sales prices of professional services sold. For subscription and support arrangements, management considered other factors such as database sizes, pricing practices and market considerations.

        Subscription and support revenue is recognized commencing upon delivery of our cloud-based services, which is the date a new subscription is provisioned and made available to a new customer, or new or expanded capabilities are provisioned and added to an existing subscription, provided that all of the other revenue recognition criteria are first met, referred to as the "Commencement Date". Subscription and support revenue is recognized from the Commencement Date ratably thereafter over the remaining contractual term, which is generally 12 to 36 months. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

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

        Our professional services also consist of short-term implementation services, which are offered at a flat fee. The enablement services teams assist customers with standard adoption procedures for our platform. Most such enablement services consist of short-term (usually spanning 120 days) "use it or lose it" services to assist customers with standard implementation and to implement the customer's first marketing campaign, which are offered at a flat fee. Such flat fees are recognized over the 120 day period.

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

Goodwill and Other Intangible Assets

        We review the carrying value of goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying value of goodwill may exceed its fair value. Conditions that could trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in certain agreements, significant underperformance relative to historical or projected future operating results, an economic downturn in customers' industries, increased competition, a significant reduction in our stock price for a sustained period or a reduction of our market capitalization relative to the carrying value. Additionally, we are required to test our goodwill for impairment at the reporting unit level. Currently, our goodwill is evaluated at the entity level as there is only one reporting unit.

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

        During 2014, we completed the first step of our annual impairment test in which we compared the carrying value of the reporting unit to our enterprise value. As a result of this analysis, we determined that the value of our reporting unit is substantially in excess of its carrying value and therefore determined that the reporting unit was not at risk of failing the first step of the impairment test and that it was not necessary to perform the second step of the impairment test.

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

Income Taxes

        As part of the process of preparing our consolidated financial statements we are required to estimate our taxes in each of the jurisdictions in which we operate. We account for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities and the tax effects of operating loss and credit carryforwards using the enacted tax rates expected to apply in the periods of expected settlement. In addition, this method requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

        We measure compensation expense related to our restricted stock units (RSU) granted to employees based on the value of our common stock on the date of grants. RSUs granted prior to the IPO were subject to time-based vesting, which generally occurs over a period of four years, and a performance-based condition, which was satisfied upon our initial public offering. RSUs granted subsequent to the IPO are generally subject to time-based vesting, which generally occurs over a period of two or four years. In addition, we issued performance-based RSUs that vest upon the achievement of various milestones. We recognize the compensation cost for RSUs which contain performance conditions based upon the probability of that performance condition being met, over the respective time-based vesting period.

Recently Adopted Accounting Standards

        For recent accounting pronouncements, see Note 1 of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Results of Operations for 2014, 2013 and 2012

        The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Year Ended December 31,
	2014	2013	2012
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	87.4%	88.7%	90.3%
Professional services and other	12.6	11.3	9.7

Total revenue	100.0	100.0	100.0

Cost of revenue:
Subscription and support	19.2	25.7	27.8
Professional services and other	14.7	13.9	14.5

Total cost of revenue	33.9	39.6	42.2

Gross profit:
Subscription and support	68.2	63.0	62.6
Professional services and other	–2.1	–2.6	–4.8

Total gross profit	66.1	60.4	57.8

Operating expenses:
Research and development	20.2	24.3	32.2
Sales and marketing	65.9	65.4	64.7
General and administrative	17.1	19.4	19.5

Total operating expenses	103.2	109.2	116.3

Loss from operations	–37.1	–48.8	–58.6
Other income (expense), net	0.1	–0.5	–0.3

Loss before provision for income taxes	–37.0	–49.3	–58.8
Provision (benefit) for income taxes	–0.3	0.0	0.0

Net loss	–36.6	–49.4	–58.9
Net loss attributable to redeemable non-controlling interests	0.4	0.0	0.0

Net loss attributable to Marketo	–36.2%	–49.4%	–58.9%

        Percentages are based on actual values. Totals may not sum due to rounding.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue

	2014	2013	$ Change	% Change
	(in thousands, except percentages)
Subscription and support	$131,060	$85,095	$45,965	54.0%
Professional services and other	18,894	10,823	8,071	74.6%

Total revenue	$149,954	$95,918	$54,036	56.3%

Percentage of revenues:
Subscription and support	87.4%	88.7%
Professional services and other	12.6%	11.3%

Total	100.0%	100.0%

Category	Impact (in thousands)		Key Drivers

Subscription and support	á	$45,965	Increase in subscription and support revenue was primarily attributable to (1) growth in our total customer count primarily from the SMB market, (2) growth in both usage rights (driven by higher use, consumption and/or database size of our products used by existing customers) and cross sell of additional products either during the term of their subscription or at the point of renewal of their subscription and (3) higher customer retention rates. Of the total increase in subscription and support revenue for 2014, 32% was attributable to revenue from new customers acquired after December 31, 2013, and 68% was attributable to revenue from customers existing on or before December 31, 2013.

Professional services and other	á	8,071	Increase in professional services revenue resulted from increased demand for services across our customer base.

Cost of Revenue and Gross Margin

	2014	2013	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$28,742	$24,681	$4,061	16.5%
Professional services and other	22,059	13,298	8,761	65.9%

Total cost of revenue	$50,801	$37,979	$12,822	33.8%

Gross margin:
Subscription and support	78.1%	71.0%
Professional services and other	–16.8%	–22.9%
Total gross margin	66.1%	60.4%

        Cost of subscription and support increased due to the following:

Category	Impact (in thousands)		Key Drivers

Personnel-related costs	á	$2,740	Increase in salary and benefits costs resulting from an increase in headcount directly associated with our cloud infrastructure, customer support and customer success organizations to support our customer growth and an increase in stock-based compensation, which reflects grants of additional equity awards to existing employees and of equity awards to new employees.

Depreciation and amortization	á	2,725	Increase in depreciation and amortization expense, software subscription expense and equipment

Software subscriptions	á	514	maintenance reflects the completion of our transition to our U.S. based co-location data center

Equipment maintenance	á	508	facilities at the end of fiscal 2013, where we now manage our own computer equipment and systems.

Facilities and IT allocations	á	549	Increase in the allocation of facility and IT expenses was due principally to headcount growth in the subscription and support department and overall higher IT and facilities expenses.

Hosting costs	â	(3,724)	Decrease in hosting costs as a result of our decreased use of a managed hosting service provider due to the completion of the transition to our own U.S. based co-location data center facilities.

Various other items	á	749	Increase is due to various other insignificant items.

        Our subscription and support gross margin was 78.1% and 71.0% for 2014 and 2013, respectively. The increase in subscription and support gross margin primarily reflects the transition to our own co-location data center facilities from a managed hosting service provider which we completed at the end of fiscal 2013.

        Cost of professional services and other increased due to the following:

Category	Impact (in thousands)		Key Drivers

Personnel-related costs	á	$6,190	Increase in salary and benefit cost resulting from an increase in headcount as we continue to grow our professional services organization to support demand for expert marketing services and an increase in stock-based compensation which reflects grants of additional equity awards to existing employees and of equity awards to new employees.

Consulting	á	786	Increase in consulting costs reflects an overall increase in the usage of outside contractors to supplement our existing staff.

Travel and entertainment	á	860	Increase in travel expense reflects increased travel associated with providing client support services.

Facilities and IT allocations	á	681	Increase in the allocation of facility and IT expenses was due principally to headcount growth in the professional services and other department and overall higher IT and facilities expenses.

Various other items	á	244	The increase is due to various other insignificant items.

        Our professional services and other gross margin was (16.8)% and (22.9)% for 2014 and 2013, respectively. The improvement in gross margin was primarily due to improved staff utilization resulting primarily from higher demand for professional services from our customers.

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

Research and Development

	2014	2013	$ Change	% Change
	(in thousands, except percentages)
Research and development	$30,337	$23,321	$7,016	30.1%
Percentage of total revenue	20.2%	24.3%

        Research and development expenses increased due to the following:

Category	Impact (in thousands)		Key Drivers

Personnel-related costs	á	$5,154	Increase in salary and benefits costs resulting from the increase in headcount to help continue the enhancement of our existing product suite and to a lesser extent, an increase in headcount from our acquisition of Insightera in December 2013 and an increase in stock-based compensation, which reflects grants of additional equity awards to existing employees and of equity awards to new employees.

Depreciation and amortization	á	1,128	Increase in depreciation and amortization expense reflects the completion of our transition to our U.S. based co-location data center facilities at the end of fiscal 2013, where we now manage our own computer equipment and systems. A portion of the depreciation expense is allocated to the research and development department as it uses server space related to its internal projects.

Facilities and IT allocations	á	420	Increase in the allocation of facility and IT expenses was due principally to headcount growth in the research and development department overall higher IT and facilities expenses.

Consulting	á	338	Increase in consulting fees, mostly related to sub-contracted development, reflects the use of more outside contractors.

Various other items	â	(24)	Decrease is due to various other insignificant items.

        We believe that continued investment in our technology is important for our future growth, and, as a result, we expect research and development expenses to increase in absolute dollars, and to increase slightly, as a percentage of total revenue.

Sales and Marketing

	2014	2013	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$98,843	$62,769	$36,074	57.5%
Percentage of total revenue	65.9%	65.4%

        Sales and marketing expenses increased due to the following:

Category	Impact (in thousands)		Key Drivers

Personnel-related costs	á	$21,207	Increase in salary and benefit costs was primarily driven by an increase in headcount for our sales, marketing and business development employees and executives and an increase in stock-based compensation reflects grants of additional equity awards to existing employees and of equity awards to new employees.

Commissions	á	2,934	Increase in commission expense primarily reflects an increase in new customer acquisitions.

Marketing programs	á	5,506	Increase in marketing program costs reflects increased activity to support growth in our business.

Facilities and IT allocations	á	2,331	Increase in the allocation of facility and IT expenses was due principally to headcount growth in the sales and marketing department and overall higher IT and facilities expenses.

Travel and entertainment	á	1,929	Increase in travel costs reflects the expansion of our enterprise sales efforts and increased international sales and marketing efforts.

Depreciation and amortization	á	739	Increase in depreciation and amortization in part reflects an increase in the allocation of depreciation expense driven by headcount growth in the sales and marketing department.

Consulting	á	676	Increase in consulting fees reflects increased use of outside consultants to support growth in our business.

Various other items	á	752	Increase is due to various other insignificant items.

        We expect sales and marketing expenses to increase in absolute dollars and remain our largest expense in absolute dollars and as a percentage of total revenues, although they may fluctuate as a percentage of total revenues.

General and Administrative

	2014	2013	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$25,583	$18,655	$6,928	37.1%
Percentage of total revenue	17.1%	19.4%

        General and administrative expenses increased due to the following:

Category	Impact (in thousands)		Key Drivers

Personnel-related costs	á	$6,029	Increase in salary and benefit costs was primarily driven by an increase in headcount for our administrative, legal, human resources, finance and accounting departments and an increase in stock-based compensation reflects grants of additional equity awards to existing employees and of equity awards to new employees.

Recruiting	á	675	Increase in recruiting costs reflects a higher usage of outside recruiters.

Various other items	á	224	Increase is due to various other insignificant items.

        We expect that our general and administrative expenses will increase in absolute dollars as we continue to expand our business and infrastructure to support being a public company, although they may fluctuate as a percentage of total revenues.

Other Income (Expense), net

	2014	2013	$ Change	% Change
Other income (expense), net	$178	$(526)	$704	133.8%
Percentage of total revenue	0.1%	0.5%

        Other income (expense), net fluctuated due to the following:

Category	Impact (in thousands)		Key Drivers

Foreign exchange gain (loss)	á	$725	We recognized foreign exchange gains as the US dollar strengthened against the Euro, Shekel and other foreign currencies in 2014.

Various other items	â	(21)	Increase is due to various other insignificant items.

Provision for Income Taxes

	2014	2013	$ Change	% Change
	(in thousands, except percentages)
Provision for income taxes	$(477)	$28	$(505)	1803.6%
Percentage of total revenue	0.3%	0.0%

        We recognized a benefit for income taxes of $(477,000) during 2014 as compared to a provision for income taxes of $28,000 during 2013. We recognized a benefit for income taxes during 2014 primarily related to the amortization of acquired intangible assets and to the partial release of our valuation allowance related to acquisitions, partially offset by our provision for foreign income taxes. Our provision for income taxes during 2013 was primarily related to state minimum taxes and foreign income taxes.

Net Loss Attributable to Redeemable Non-Controlling Interests

	2014	2013	$ Change	% Change
	(in thousands, except percentages)
Net loss attributable to redeemable non-controlling interests	$618	$—	$618	N/A
Percentage of total revenue	0.4%	0.0%

        Increase in net loss attributable to redeemable non-controlling interest is related to the redeemable non-controlling interest's share of losses associated with our joint venture in Marketo KK.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue

	2013	2012	$ Change	% Change
	(in thousands, except percentages)
Subscription and support	$85,095	$52,756	$32,339	61.3%
Professional services and other	10,823	5,657	5,166	91.3%

Total revenue	$95,918	$58,413	$37,505	64.2%

Percentage of revenues:
Subscription and support	88.7%	90.3%
Professional services and other	11.3%	9.7%

Total	100.0%	100.0%

Category	Impact (in thousands)		Key Drivers

Subscription and support	á	$32,339	Increase in subscription and support revenue was primarily attributable to (1) growth in our total customer count primarily from the SMB market, (2) upsell of additional products either during the subscription term or at the point of subscription renewal, (3) the customers we acquired in 2013 who generally had larger record databases, on average, managed by our solution than those of the customers we acquired in 2012 and (4) volume and price increases resulting from the lapsing of introductory discounts on subscriptions. Of the total increase in subscription and support revenue for the year ended 2013, 47% was attributable to revenue from new customers acquired from January 1, 2013 through December 31, 2013 and 53% was attributable to revenue from customers existing on or before December 31, 2012.

Professional services and other	á	5,166	Increase in professional services revenue resulted from increased delivery of services across our customer base. A majority of this increase was attributable to SMB customers as they continue to comprise a larger proportion of our business. However, during the fourth quarter of 2012 and the first three quarters of 2013, we added a higher proportion of enterprise customers who typically exhibit a higher demand for professional services than our SMB customers.

Cost of Revenue and Gross Margin

	2013	2012	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$24,681	$16,216	$8,465	52.2%
Professional services and other	13,298	8,442	4,856	57.5%

Total cost of revenue	$37,979	$24,658	$13,321	54.0%

Gross margin:
Subscription and support	71.0%	69.3%
Professional services and other	–22.9%	–49.2%
Total gross margin	60.4%	57.8%

        Cost of subscription and support increased due to the following:

Category	Impact (in thousands)		Key Drivers

Personnel-related costs	á	$3,836	Increase in salary and benefits costs resulting from an increase in headcount to support our customer growth, and to a lesser extent, to support our transition to co location data center facilities.

Depreciation and amortization	á	2,497	During 2012, to improve the responsiveness and long term cost efficiency of our data center

Facilities and IT allocations	á	826	operations, we began an effort to transition from our managed hosting service provider to co

Software subscriptions	á	530	location data center facilities for which we have purchased and are managing our own computer equipment and systems. As a result, we hired additional personnel associated with the project, resulting in increased facilities and IT allocations due to higher headcount, depreciation expense and software subscription costs associated with this project.

Hosting costs	á	325	Increase in hosting costs reflects the overall increase in computing and network capacity to support our customer growth.

Various other items	á	451	Increase is due to various other insignificant items.

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

        Cost of professional services and other increased due to the following:

Category	Impact (in thousands)		Key Drivers

Personnel-related costs	á	$2,974	Increase in salary and benefits costs, as we continue to grow our headcount in our professional services organization to support demand for expert services.

Consulting	á	1,110	Increase in consulting costs was as a result of increased usage of outside contractors to supplement our existing staff.

Facilities and IT allocations	á	405	Increase in the allocation of facility, IT and HR expenses was due principally to headcount growth in the professional services department and overall higher IT, HR and facilities expenses.

Various other items	á	367	Increase is due to various other insignificant items.

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

Research and Development

	2013	2012	$ Change	% Change
	(in thousands, except percentages)
Research and development	$23,321	$18,799	$4,522	24.1%
Percentage of total revenue	24.3%	32.2%

        Research and development expenses increased due to the following:

Category	Impact (in thousands)		Key Drivers

Personnel-related costs	á	$3,323	Increase in salary and benefits costs resulting from an increase in headcount to help continue the enhancement of our existing product suite and, to a lesser extent, stock-based compensation expense. The increase in stock-based compensation was due in part to the recognition of expense associated with certain RSUs. During the second quarter of 2013, we completed our IPO and satisfied the performance based vesting condition associated with certain RSU awards, resulting in the commencement of recognition of expense for these performance based RSUs.

Consulting	á	999	Consulting fees, mostly related to sub contracted development, increased as the result of the use of more outside contractors.

Facilities and IT allocations	á	727	Increase in the allocation of facility, IT and HR expenses was due principally to headcount growth in the research and development department and overall higher IT, HR and facilities expenses.

Capitalized software development	â	(478)	Increase in capitalized software development costs, which consists primarily of personnel-related expenses.

Various other items	â	(49)	Decrease is due to various other insignificant items.

Sales and Marketing

	2013	2012	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$62,769	$37,776	$24,993	66.2%
Percentage of total revenue	65.4%	64.7%

        Sales and marketing expenses increased due to the following:

Category	Impact (in thousands)		Key Drivers

Personnel-related costs	á	$9,531	Increase in salary and benefits costs resulting from an increase in headcount and to a lesser extent, an increase in stock-based compensation expense. The increase in stock-based compensation was due in part to the recognition of expense associated with certain performance-based RSUs.

Commissions	á	8,677	Increase in commission expense, driven by an increase in new customer acquisitions.

Marketing programs	á	2,768	Increase in marketing program costs primarily reflects increased activity to support growth in our business and to a lesser extent, higher tradeshow expenses.

Facilities and IT allocations	á	1,669	Increase in the allocation of facility and IT expenses during this period was due principally to headcount growth in the sales and marketing department and overall higher IT and facilities expenses.

Travel and entertainment	á	910	Increase in travel costs during this period reflects the expansion of our enterprise sales efforts and our sales and marketing efforts internationally.

Consulting	á	675	Increase in consulting fees from the use of outside consultants to support growth in our business.

Depreciation and amortization	á	414	Increase in depreciation and amortization in part reflects an increase in the allocation of depreciation expense driven by headcount growth in the sales and marketing department.

Various other items	á	349	Increase is due to various other insignificant items.

General and Administrative

	2013	2012	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$18,655	$11,388	$7,267	63.8%
Percentage of total revenue	19.4%	19.5%

        General and administrative expenses increased due to the following:

Category	Impact (in thousands)		Key Drivers

Personnel-related costs	á	$3,962	Increase in salary and benefits costs as a result of an increase in headcount, and to a lesser extent an increase in stock-based compensation expense.

Professional services	á	1,257	Increase in professional services primarily due to higher acquisition-related fees associated with our acquisition of Insightera in December 2013, and increased legal fees associated with defending and resolving legal claims.

Litigation settlement	á	950	Increase in litigation settlement reflects payment pursuant to a litigation Settlement Agreement we entered into in November 2013.

Consulting	á	513	Increase in consulting fees reflects our increased use of external consultants to assist with preparatory work associated with our IPO earlier this year and with implementing new systems to support our growth.

Various other items	á	585	The increase is due to various other insignificant items.

Seasonality, Cyclicality and Quarterly Trends

        We have historically experienced seasonality in terms of when we enter into new customer agreements for our service. We sign a significantly higher percentage of agreements with new customers as well as renewal agreements with existing customers in the fourth quarter of each year as compared to any of the prior quarters. The first quarter and third quarter are typically the slowest in this regard. Furthermore, we usually sign a significant portion of these agreements during the last month, and often the last two weeks, of each quarter. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, because we recognize subscription revenue over the term of the license agreement, which is typically one year, but ranges from one to three years. As a result, a slowdown in our ability to enter into customer agreements may not be apparent in our revenue for the quarter, as the revenue recognized in any quarter is primarily from customer agreements entered into in prior quarters. Historical patterns should not be considered a reliable indicator of our future sales activity or performance.

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

Liquidity and Capital Resources

        To date, we have financed our operations through cash collected from customers as well as preferred equity financings, our initial public offering and concurrent private placement completed in May 2013, and our follow-on public offering completed in September 2013. We also maintain an equipment financing facility. As of December 31, 2014 and December 31, 2013, we had $112.6 million and $128.3 million, respectively, of cash and cash equivalents, most of which was held in money market accounts.

        The table below, for the periods presented, provides selected cash flow information:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash used in operating activities	$(14,023)	$(12,369)	$(23,848)
Net cash used in investing activities	(8,697)	(18,076)	(3,656)
Net cash provided by financing activities	8,339	114,427	4,386
Net increase (decrease) in cash and cash equivalents, net of impact of foreign exchange rates on cash	(15,655)	84,052	(23,153)

Net cash used in operating activities.

        Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers using our cloud-based solutions and services, and the amount and timing of customer payments. Cash used in operating activities has historically come from a net loss driven by sales of subscriptions to our solutions and adjusted for non-cash expenses items, such as depreciation and amortization of property and equipment, stock-based compensation and acquired intangible assets. The percentage of customers that pay quarterly rather than annually changes every quarter. The percentage of customers who pay us quarterly has a material impact on our net cash used in operating activities.

2014

Factor	Impact (in millions)		Key Drivers

Net loss	â	$(55.0)	Cash used in operating activities during 2014 primarily reflected our net loss.

Depreciation and amortization	á	9.5	Add back of non-cash depreciation and amortization expense.

Stock-based compensation	á	25.1	Add back of non-cash stock based compensation expense.

Deferred revenue	á	22.4	Increase in deferred revenue, resulting primarily from the addition of new customers invoiced during the period and to a lesser extent, cross sell of additional products to existing customers.

Accounts receivable	â	(11.4)	Increase in accounts receivable due to higher customer billings related to the increase in the number of customers during the year, which was partially offset by an improvement in days sales outstanding from 87 days sales outstanding during the fourth quarter of 2013 to 81 days sales outstanding in the fourth quarter of 2014.

Prepaid and other current assets	â	(1.4)	Increase to prepaid expenses and other current assets, in part related to an increase of prepayments made for subscription software services which are amortized over contracted service period and and increase in prepayments towards insurance premiums.

Accrued expenses and other current liabilities	â	(1.6)	Decrease in accrued expenses and other current liabilities primarily related to a decrease in accrued payroll-related costs which includes accrued bonus.

2013

Factor	Impact (in millions)		Key Drivers

Net loss	â	$(47.4)	Cash used in operating activities during 2013 primarily reflected our net loss

Depreciation and amortization	á	4.6	Add back of non-cash depreciation and amortization expense

Stock-based compensation	á	8.1	Add back of non-cash stock based compensation expense

Deferred revenue	á	20.4	Increase in deferred revenue, resulting primarily from the addition of new customers invoiced during the period (including a $4.1 million increase from a change in billing policy to invoice upon contract signature rather than subscription start date) and an increase in customers opting for annual payment terms

Accounts receivable	â	(12.7)	Increase in accounts receivable due to higher customer billings related to the increase in the number of customers during the year (including a $4.1 million increase from a change in billing policy to invoice upon contract signature rather than subscription start date), coupled with an increase in days sales outstanding from 76 days during the fourth quarter of 2012 to 87 days during the fourth quarter of 2013.

Accounts payable	á	2.1	Increase in accounts payable and accrued expenses and other current

Accrued expenses and other current liabilities	á	13.2	liabilities primarily related to increase accruals associated with commissions, bonuses and accrued vacation payable after the end of the year, as well as increases in the liability for employee stock purchase plan and accrued marketing programs.

2012

Factor	Impact (in millions)		Key Drivers

Net loss	â	$(34.4)	Cash used in operating activities during 2012 primarily reflected our net loss.

Depreciation and amortization	á	1.7	Add back of non-cash depreciation and amortization expense.

Stock-based compensation	á	3.0	Add back of non-cash stock based compensation expense.

Deferred revenue	á	9.5	Increase in deferred revenue resulting primarily from the addition of new customers invoiced during the period.

Accounts receivable	â	(5.0)	Increase in accounts receivable due to higher customer billings related to the increase in the number of customers during the period, which was partially offset by a decrease in days sales outstanding from 97 days at December 31, 2011 to 88 days at December 31, 2012.

Accounts payable	â	(1.6)	Net increase in accounts payable and accrued expenses and other

Accrued expenses and other current liabilities	á	3.6	current liabilities primarily related to commissions, bonuses and accrued vacation payable after the end of the year, as well as increases in accruals for services, including marketing programs, resulting from our growth during 2012.

Net cash used in investing activities.

2014

Factor	Impact (in millions)		Key Drivers

Purchases of property and equipment	â	$(8.4)	Cash outflows for purchases of property and equipment. Our increase in property and equipment was associated with an increase in network equipment in our co-location data center facilities as we continue to expand capacity, as well as computer equipment, furniture and fixtures and leasehold improvements for supporting activities related to growth in headcount and general growth in our business.

Net cash acquired in acquisition	á	0.3	Net cash acquired from our acquisition in December 2014.

Capitalized software development	â	(0.6)	Cash outflows for software development projects.

2013

Factor	Impact (in millions)		Key Drivers

Purchases of property and equipment	â	$(11.4)	Cash outflows for purchases of property and equipment. Our increase in property and equipment was associated with an increase in network equipment in our co-location data center facilities as we continue to expand capacity, as well as computer equipment, furniture and fixtures and leasehold improvements for supporting activities related to growth in headcount and general growth in our business.

Net cash used in acquisition	â	(6.2)	Net cash used in connection with our acquisition of Insightera.

Capitalized software development	â	(0.5)	Cash outflows for software development projects.

2012

Factor	Impact (in millions)		Key Drivers

Purchases of property and equipment	â	(4.4)	Cash outflows for purchases of property and equipment. Our increase in property and equipment was associated with an increase in network equipment in our co-location data center facilities as we continue to expand capacity, as well as computer equipment, furniture and fixtures and leasehold improvements for supporting activities related to growth in headcount and general growth in our business.

Net cash acquired in acquisition	á	0.7	Net cash acquired in the acquisition of Crowd Factory.

Net cash provided by financing activities.

2014

Factor	Impact (in millions)		Key Drivers

Employee stock purchase plan	á	$6.1	Cash proceeds from the issuance of common stock under our employee stock purchase plan.

Stock option exercises	á	5.5	Cash proceeds received from the issuance of common stock upon the exercise of stock options.

Withholding taxes	â	(2.6)	Cash outflows to satisfy withholding taxes on equity awards that are net share settled.

Join venture proceeds	á	2.0	Cash inflows from investment proceeds received from our redeemable non-controlling interest holders in our Japan joint venture.

Debt repayments	â	(2.2)	Cash outflows related to principal repayments under our credit facility.

Equity registration costs and follow-on offering costs	â	(0.4)	Cash payments related to costs associated with our follow-on offering and the registration of common stock issued in connection with our acquisition of Insightera during the fourth quarter of 2013.

2013

Factor	Impact (in millions)		Key Drivers

IPO proceeds	á	80.5	Cash proceeds from our IPO net of underwriter discounts.

Follow-on proceeds	á	22.5	Cash proceeds from follow on offering net of underwriter discounts.

Private placement offering	á	6.5	Cash proceeds from the completion of our private placement offering.

Credit facility borrowings	á	4.5	Cash proceeds from borrowings under the credit facility.

Stock option exercises	á	5.0	Cash proceeds received from the issuance of common stock upon the exercise of stock options.

Debt repayments	â	(0.6)	Cash outflows related to principal repayments under our credit facility.

IPO and follow-on offering costs	â	(3.8)	Cash payments related to costs associated with our IPO and follow-on offering.

2012

Factor	Impact (in millions)		Key Drivers

Common stock issuance	á	0.9	Cash proceeds from the issuance of common stock upon the exercise of stock options.

Credit facility borrowings	á	3.6	Cash proceeds from borrowings under the credit facility.

Equipment Facility

        In May 2012, we entered into a loan and security agreement with a bank, and subsequently amended this loan and security agreement in June 2013. As of December 31, 2014, we had outstanding borrowings of $5.4 million under this facility. The interest rate associated with this equipment facility is the greater of 4% or 0.75 of a percentage point above the bank's prime rate, as determined on the applicable funding date. For each equipment loan advance, we pay interest only for approximately nine months. Subsequently, we make thirty-six equal monthly payments of principal and interest.

        In May 2014, we entered into a second amendment to the loan and security agreement to amend various covenants. Under the second amendment we are required to maintain compliance with certain financial covenants, which include maintaining a minimum cash balance with the bank and various reporting covenants. As of December 31, 2014, we were in compliance with these covenants.

Working Capital

        A substantial source of our cash provided by operating activities is our deferred revenue, which is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions and professional services, which is amortized into revenue in accordance with our revenue recognition policy. As of December 31, 2014 and 2013, we had working capital of $66.0 million and $88.3 million, respectively, which included $62.9 million and $41.4 million of deferred revenue recorded as a current liability, respectively. The decrease in our working capital at December 31, 2014 is primarily due to our net cash used in operating activities, total capital expenditures, payment of withholding taxes related to equity award net share settlement and repayment of debt, partially offset by proceeds received for common stock issued upon exercise of stock options and under our employee stock purchase plan, and the investment we received from the redeemable non-controlling interests holders in our Japan joint venture.

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

        As of December 31, 2014, we held an aggregate of $105.5 million in cash and cash equivalents in the United States and an aggregate of $7.1 million in our foreign subsidiaries. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries. In the event funds from foreign operations are needed to fund cash needs in the United States and if United State taxes have not already been previously accrued, we would be required to accrue and pay additional United State taxes in order to repatriate these funds.

        Our future capital requirements will depend on many factors, including equipment required in connection with expanding capacity in our co-location data center facilities, revenue growth and costs incurred to support customer growth, international expansion, research and development and increased general and administrative expenses to support the anticipated growth in our operations. Our capital expenditures in future periods are expected to grow in line with our business. To the extent that existing cash and cash from operations are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations and Commitments

        Our principal commitments consist of obligations under our outstanding term loan, operating leases for our office space, and contractual commitments for hosting and other support services. The following table summarizes our credit facility, including interest, operating lease obligations and contractual commitments at December 31, 2014:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Credit facility, including interest	$5,606	$2,887	$2,719	$—	$—
Operating lease obligations	21,081	5,244	11,337	4,500	—
Contractual commitments	3,402	2,382	1,020	—	—

Total	$30,089	$10,513	$15,076	$4,500	$—

Off-Balance Sheet Arrangements

        During the 2014, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

Item 7A.    Qualitative and Quantitative Disclosures About Market Risk

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

        We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We recognized foreign currency gains of $0.4 million in 2014 and foreign currency losses of $0.3 million and $0.1 million in 2013 and 2012, respectively. While we have not engaged in the hedging of our foreign currency transactions to date, we may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar. A 10% increase or decrease in the U.S. dollar exchange rate relative to any other currency would not have a material impact on our revenue or operating results.

Interest Rate Sensitivity

        We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments.

        We have a credit facility with equipment advances of approximately $5.4 million and $7.6 million as of December 31, 2014 and 2013, respectively. The interest rate associated with this facility is the greater of 4% or 0.75 of a percentage point above the prime rate. A one percent increase in the prime rate would not have an impact on our operating results as the greater of the two rates is 4%, and we would still pay interest of 4%. A 10% increase or decrease in interest rates would not result in a material change in either our obligations under this facility or in the returns on our cash and cash equivalents.

Inflation Risk

        We do not believe that inflation has had a material effect on our business. However, if our costs, in particular personnel, sales and marketing and cloud- based infrastructure costs, were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, operating results and financial condition.

Item 8.    Financial Statements and Supplementary Data

MARKETO, INC.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Marketo, Inc.:

        We have audited the accompanying consolidated balance sheets of Marketo, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marketo, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Santa Clara, California
March 12, 2015

MARKETO, INC.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$112,644	$128,299
Accounts receivable, net of allowances of $393 and $329 for 2014 and 2013, respectively	37,867	26,946
Prepaid expenses and other current assets	5,756	3,218

Total current assets	156,267	158,463
Property and equipment, net	16,832	13,856
Goodwill	29,201	25,941
Intangible assets, net	7,076	7,095
Other assets	1,035	484

Total Assets	$210,411	$205,839

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,901	$3,527
Accrued expenses and other current liabilities	20,691	23,055
Deferred revenue	62,945	41,356
Current portion of credit facility	2,719	2,187

Total current liabilities	90,256	70,125
Credit facility, net of current portion	2,653	5,372
Other liabilities	3,526	1,900

Total liabilities	96,435	77,397

Commitments and contingencies (Note 8)
Redeemable non-controlling interest	800	—
Stockholder's equity:
Common stock, par value $0.0001 per share—1,000,000 shares authorized as of December 31, 2014 and 2013; 41,481 and 39,250 shares issued and outstanding as of December 31, 2014 and 2013	4	4
Additional paid-in capital	297,420	257,801
Accumulated other comprehensive income (loss)	(350)	198
Accumulated deficit	(183,898)	(129,561)

Total stockholders' equity	113,176	128,442

Total Liabilities, Redeemable Non-controlling Interest and Stockholders' Equity	$210,411	$205,839

The accompanying notes are an integral part of these consolidated financial statements.

MARKETO, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Subscription and support	$131,060	$85,095	$52,756
Professional services and other	18,894	10,823	5,657

Total revenue	149,954	95,918	58,413

Cost of revenue:
Subscription and support	28,742	24,681	16,216
Professional services and other	22,059	13,298	8,442

Total cost of revenue	50,801	37,979	24,658

Gross profit:
Subscription and support	102,318	60,414	36,540
Professional services and other	(3,165)	(2,475)	(2,785)

Total gross profit	99,153	57,939	33,755

Operating expenses:
Research and development	30,337	23,321	18,799
Sales and marketing	98,843	62,769	37,776
General and administrative	25,583	18,655	11,388

Total operating expenses	154,763	104,745	67,963

Loss from operations	(55,610)	(46,806)	(34,208)
Other income (expense), net	178	(526)	(158)

Loss before provision for income taxes	(55,432)	(47,332)	(34,366)
Provision (benefit) for income taxes	(477)	28	19

Net loss	(54,955)	(47,360)	(34,385)
Net loss attributable to redeemable non-controlling interests	618	—	—

Net loss attributable to Marketo	$(54,337)	$(47,360)	$(34,385)

Net loss per share of common stock, basic and diluted	$(1.35)	$(1.92)	$(12.26)

Shares used in computing net loss per share of common stock, basic and diluted	40,385	24,709	2,806

The accompanying notes are an integral part of these consolidated financial statements.

MARKETO, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(54,955)	$(47,360)	$(34,385)
Other comprehensive income (loss):
Foreign currency translation adjustments	(715)	53	26

Total comprehensive loss	(55,670)	(47,307)	(34,359)
Net loss attributable to redeemable non-controlling interests	618	—	—
Other comprehensive (income) loss attributable to redeemable non-controlling interests	167	—	—

Comprehensive loss attributable to Marketo	$(54,885)	$(47,307)	$(34,359)

The accompanying notes are an integral part of these consolidated financial statements.

MARKETO, INC.

Consolidated Statements of Stockholders' Equity

(in thousands)

	Convertible Preferred Stock
			Common Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2011	25,034	106,821	2,696	—	2,184	119	(47,816)	61,308
Issuance of common stock and convertible preferred stock to acquire Crowd Factory, Inc.	842	12,300	99	—	748	—	—	13,048
Issuance of common stock upon exercise and early exercise of stock options	—	—	433	—	362	—	—	362
Repurchase of common stock	—	—	(33)	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	233	—	—	233
Stock-based compensation expense	—	—	—	—	2,972	—	—	2,972
Net loss	—	—	—	—	—	—	(34,385)	(34,385)
Foreign currency translation adjustments	—	—	—	—	—	26	—	26

Balance as of December 31, 2012	25,876	119,121	3,195	—	6,499	145	(82,201)	43,564
Issuance of common stock in connection with initial public offering, net of underwriting discounts	—	—	6,659	1	80,505	—	—	80,506
Issuance of common stock in connection with private placement	—	—	500	—	6,500	—	—	6,500
Issuance of common stock in connection with follow-on offering, net of underwriting discounts	—	—	662	—	22,519	—	—	22,519
Issuance of common stock to acquire Insightera Ltd.	—	—	428	—	14,069	—	—	14,069
Cost incurred with registration of common stock issued in connection with acquisition of Insightera	—	—	—	—	(226)	—	—	(226)
Costs incurred with initial public offering and follow-on offering	—	—	—	—	(4,079)	—	—	(4,079)
Conversion of preferred stock to common stock	(25,876)	(119,121)	25,876	3	119,118	—	—	—
Issuance of common stock upon exercise and early exercise of stock options	—	—	1,778	—	4,278	—	—	4,278
Vesting of restricted stock units	—	—	169	—	—	—	—	—
Witholding taxes for the net share settlement of an equity award	—	—	(5)	—	(124)	—	—	(124)
Repurchase of common stock	—	—	(12)	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	655	—	—	655
Stock-based compensation expense	—	—	—	—	8,087	—	—	8,087
Net loss	—	—	—	—	—	—	(47,360)	(47,360)
Foreign currency translation adjustments	—	—	—	—	—	53	—	53

Balance as of December 31, 2013	—	—	39,250	4	257,801	198	(129,561)	128,442
Costs incurred with follow-on offering	—	—	—	—	62	—	—	62
Issuance of common stock for acquisition	—	—	141	—	4,756	—	—	4,756
Issuance of common stock upon exercise and early exercise of stock options	—	—	1,534	—	5,508	—	—	5,508
Issuance of common stock under employee stock purchase plan	—	—	422	—	6,143	—	—	6,143
Investment by redeemable non-controlling interests	—	—	—	—	369	—	—	369
Vesting of restricted stock units	—	—	234	—	—	—	—	—
Witholding taxes for the net share settlement of equity awards	—	—	(87)	—	(2,641)	—	—	(2,641)
Repurchase of common stock	—	—	(13)	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	279	—	—	279
Stock-based compensation expense	—	—	—	—	25,143	—	—	25,143
Net loss attributable to Marketo	—	—	—	—	—	—	(54,337)	(54,337)
Foreign currency translation adjustments attributable to Marketo	—	—	—	—	—	(548)	—	(548)

Balance as of December 31, 2014	—	$—	41,481	$4	$297,420	$(350)	$(183,898)	$113,176

The accompanying notes are an integral part of these consolidated financial statements.

MARKETO, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss :
Net loss attributable to Marketo	$(54,337)	$(47,360)	$(34,385)
Net loss attributable to redeemable non-controlling interests	(618)	—	—

Net loss	(54,955)	(47,360)	(34,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,475	4,621	1,731
Stock-based compensation expense	25,120	8,075	2,972
Deferred income taxes	(672)	(65)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(11,362)	(12,702)	(4,989)
Prepaid expenses and other current assets	(1,388)	(698)	(203)
Other assets	(709)	(46)	(505)
Accounts payable	(341)	2,050	(1,624)
Accrued expenses and other current liabilities	(1,599)	13,177	3,647
Deferred revenue	22,371	20,438	9,536
Deferred rent	37	141	(28)

Net cash used in operating activities	(14,023)	(12,369)	(23,848)

Cash flows from investing activities:
Purchase of property and equipment	(8,378)	(11,401)	(4,354)
Cash provided by (used in) acquisition, net of cash acquired	326	(6,216)	698
Capitalized software development	(645)	(459)	—

Net cash used in investing activities	(8,697)	(18,076)	(3,656)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discount	—	80,506	—
Proceeds from private placement	—	6,500	—
Proceeds from follow-on offering, net of underwriting discount	—	22,519	—
Proceeds from issuance of common stock upon exercise of stock options	5,540	4,985	912
Proceeds from employee stock purchase plan	6,143	—	—
Repurchase of unvested common stock from terminated employees	(49)	(22)	(67)
Withholding taxes remitted for the net share settlement of equity awards	(2,638)	(124)	—
Proceeds from issuance of debt	—	4,500	3,640
Repayment of debt	(2,187)	(582)	—
Investment from non-controlling interest	1,953	—	—
Payment incurred for common stock registration related to acquisition	(319)	(35)	—
Payment of initial public offering costs and follow-on offering costs	(104)	(3,820)	(99)

Net cash provided by financing activities	8,339	114,427	4,386

Effect of foreign exchange rate changes on cash and cash equivalents	(1,274)	70	(35)

Net increase (decrease) in cash and cash equivalents	(15,655)	84,052	(23,153)
Cash and cash equivalents—beginning of period	128,299	44,247	67,400

Cash and cash equivalents—end of period	$112,644	$128,299	$44,247

Supplemental disclosures of cash flow information:
Cash paid for interest	$272	$211	$52
Cash paid for income taxes	80	33	4
Supplemental disclosure of noncash investing and financing activities
Conversion of convertible preferred stock into common stock upon initial public offering	—	119,121	—
Convertible preferred stock and common stock issued in connection with acquisitions, including options assumed	4,756	14,069	13,048
Vesting of early exercise options	279	655	233
Property and equipment acquired through tenant improvement allowance	973	1,262	—

The accompanying notes are an integral part of these consolidated financial statements.

MARKETO, INC.

Notes to Consolidated Financial Statements

1. The Company and Summary of Significant Accounting Policies and Estimates

Business

        Marketo, Inc. (Marketo or the Company) was incorporated in the state of California on January 20, 2006. The Company was reincorporated in the state of Delaware on December 17, 2009. The Company operates from its headquarters in San Mateo, California and has operating subsidiaries in Ireland, Australia, Israel, Japan and United Kingdom.

        Marketo is a provider of a cloud-based marketing solutions platform that is purpose-built to enable organizations to engage in modern relationship marketing. The Company's solutions platform is designed to enable the effective management, optimization and analytical measurement of marketing activities, enabling organizations to acquire new customers more efficiently, build stronger relationships with existing customers, improve sales effectiveness and drive faster revenue growth. On this platform, the Company delivers an easy to use, integrated suite of advanced applications. The Company generally offers its services on an annual subscription basis with quarterly or annual payment terms.

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

        As of December 31, 2014, the Company had 41.5 million shares of common stock issued and outstanding.

Principles of Consolidation

        The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) and include the consolidated accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

1. The Company and Summary of Significant Accounting Policies and Estimates (Continued)

Redeemable Non-controlling Interests

        The Company's Japanese subsidiary (Marketo KK) is not wholly owned. The agreements with the minority investors of Marketo KK contain redemption features whereby the interests held by the minority investors are redeemable either (i) at the option of the minority investors or (ii) at the option of the Company beginning on the seventh anniversary of the initial capital contribution. If the interests of the minority investors were to be redeemed under these agreements, the Company would be required to redeem the interest based on a prescribed formula derived from the relative revenues of Marketo KK and the Company. The balance of the redeemable non-controlling interests is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest's share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. The resulting changes in the estimated redemption amount (increases or decreases) are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. These interests are presented on the balance sheet outside of equity under the caption "Redeemable non-controlling interests."

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Such management estimates and assumptions include the estimated selling price for the various elements in our customer contracts, the allowance for doubtful accounts, stock-based compensation expense, useful lives of intangible assets and the valuation of deferred tax assets and acquired intangible assets. Actual results could differ materially from those estimates, and such differences could be material to the financial statements and affect the results of operations reported in future periods.

Foreign Currency

        The functional currency of the Company's foreign subsidiaries is their respective local currency. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income (loss). Income and expense accounts are translated at average exchange rates during the year. Foreign currency remeasurement and transaction gains and losses are recorded in other income (expense), net. The Company recognized net foreign currency transaction gains of approximately $0.4 million during the year ended December 31, 2014, and net foreign currency transaction losses of $0.3 million and $0.1 million during the years ended December 31, 2013 and 2012, respectively.

Segments

        The Company's chief operating decision maker is its Chief Executive Officer (CEO), who reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region. Accordingly, the Company has determined that it has a single operating segment.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

1. The Company and Summary of Significant Accounting Policies and Estimates (Continued)

Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. Total cash equivalents were $104.0 million and $124.7 million as of December 31, 2014 and 2013, respectively, consisting primarily of money market funds.

Allowance for Doubtful Accounts

        Accounts receivable are carried at the original invoiced amount less an allowance made for doubtful accounts. The Company maintains an allowance for doubtful accounts based on the probability of future collection. When management becomes aware of circumstances that may decrease the likelihood of collection, it records a specific allowance against amounts due, which reduces the net receivable to the amount that management reasonably believes will be collected. For all other customers, management determines the adequacy of the allowance based on historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with specific accounts. The Company reviews its allowance for doubtful accounts monthly and writes off receivable balances that are deemed to be uncollectible. Increases in the allowance are recorded in general and administrative expense in the period incurred. The Company does not have any off balance sheet credit exposure related to its customers.

        Below is a summary of the changes in allowance for doubtful accounts for the periods presented:

	Balance at Beginning of Period	Provision, net of Recoveries	Write-offs	Balance at End of Period
	(in thousands)
Year ended December 31, 2012	$225	$362	$(251)	$336
Year ended December 31, 2013	336	452	(459)	329
Year ended December 31, 2014	329	417	(353)	393

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

Capitalized Software Development Costs

        Costs incurred to develop the Company's cloud-based platform and applications consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software and (b) payroll and payroll-related costs for employees who are directly associated with, and who devote time to, a given project. These costs generally consist of internal labor during configuration, coding and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

1. The Company and Summary of Significant Accounting Policies and Estimates (Continued)

general and administrative or overhead costs are expensed as incurred. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, it is probable the project will be completed, and the software will be used to perform the functions intended and certain functional and quality standards have been met. Additionally, the Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized software development costs are amortized on a straight-line basis over the estimated useful life, which is generally eighteen months to three years. Amortization expense during the years ended December 31, 2014, 2013 and 2012 was $0.3 million, $0.2 million and $0.1 million respectively.

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

Goodwill and Other Intangible Assets

        The Company records goodwill when the consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment. The Company performs testing for impairment of goodwill at the end of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company conducts a two-step test for impairment of goodwill. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. If the fair value of a reporting unit is less than the reporting unit's carrying value, the Company will perform the second step of the test for impairment of goodwill. During the second step of the test for impairment of goodwill, the Company compares the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss. The Company has determined that there is a single reporting unit for the purpose of goodwill impairment tests. Based on the above, the Company determined that its goodwill was not impaired at December 31, 2014.

        Other intangible assets with definite lives, consisting of capitalized software development costs, developed technology, domain names, customer relationships and non-compete agreements, are stated at cost less accumulated amortization and are amortized on a straight-line basis over their estimated remaining economic lives, ranging from one to seven years. Amortization expense related to capitalized software development costs and developed technology is included in cost of revenues. Amortization expense related to customer relationships and non-compete agreements is included in sales and

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

1. The Company and Summary of Significant Accounting Policies and Estimates (Continued)

marketing expense. Amortization expense related to domain names is included in general and administrative expense.

Long-Lived Assets

        The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of its long-lived assets, including property and equipment and identifiable intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flow. If the future undiscounted cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize impairment charges on its long-lived assets during any of the periods presented.

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

        No single customer accounted for more than 10% of accounts receivable as of December 31, 2014 and 2013. No single customer accounted for 10% or more of total revenue during the years ended December 31, 2014, 2013 and 2012.

Revenue Recognition

        The Company derives its revenue from two sources:

          (1)   Subscription and support revenue. Subscription and support revenue consists of subscription fees from customers accessing the Company's cloud-based solutions platform and applications, as well as related customer support services; and

          (2)   Professional services and other revenue. Professional services and other revenue consists of fees associated with providing expert services that educate and assist the Company's customers on the best use of the Company's solutions as well as assist in the implementation of the Company's solution.

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

        The Company's professional services also consist of short-term enablement and implementation services, which are offered at a flat fee. The enablement services teams assist customers with standard adoption procedures for the Company's platform. Because such enablement services typically are completed within a short period (usually one to ten days), the Company recognizes revenue from this service upon completion. The implementation services consist of short-term "use it or lose it" services to assist customers with standard implementation and to implement the customer's first marketing campaign which are offered at a flat fee. Such flat fees are recognized ratably over the 120 day period.

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

Cost of Revenue

        Cost of subscriptions, support, professional services and other revenue are expensed as incurred. Cost of subscription and support revenue primarily consists of expenses related to hosting the Company's service and providing support to the Company's customers. These expenses are comprised of data center operations costs and personnel and related costs directly associated with the Company's cloud infrastructure, customer support and customer success organizations, including salaries, benefits, bonuses and stock-based compensation, as well as allocated overhead. Overhead associated with facilities and depreciation, excluding depreciation related to the Company's data center infrastructure, is allocated to cost of revenue and operating expenses based on headcount. Cost of professional services and other revenue consists primarily of personnel and related costs directly associated with the Company's professional services and training organizations, including salaries, benefits, bonuses and stock-based compensation, the costs of sub-contracted third-party vendors, as well as allocated overhead.

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

Warranties and Indemnification

        The Company's cloud-based solutions platform and applications are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and materially in accordance with the Company's on-line help documentation under normal use and circumstances.

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

Advertising Costs

        Advertising costs are expensed as incurred. For the years ended December 31, 2014, 2013 and 2012, advertising expenses were $1.9 million, $1.5 million and $1.2 million, respectively.

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

        Stock-based compensation cost for restricted stock units (RSUs) is measured based on the fair value of the underlying shares on the date of grant. All RSUs are subject to a time-based vesting condition and some are also subject to a performance-based vesting condition, both of which must be satisfied before the RSUs are vested and settled for shares of common stock. The time-based vesting condition is generally 4 years. The Company recognizes the compensation cost for RSUs which contain performance conditions based upon the probability of that performance condition being met, over the respective time-based vesting period. RSUs that do not satisfy the time-based vesting condition as of termination of employment are automatically forfeited. All RSUs will expire 7 years from the grant date if not previously settled for shares of common stock.

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

        Compliance with income tax regulations requires the Company to make decisions relating to the transfer pricing of revenue and expenses between each of its legal entities that are located in several countries. The Company's determinations include many decisions based on management's knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third parties. The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. The Company may be periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews may include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves when it is more likely than not that an uncertain tax position will not be sustained upon examination by a taxing authority. Such estimates are subject to change. See Note 11, "Income Taxes".

Net Loss per Share Attributable to Common Stockholders

        Basic and diluted net loss per share of common stock is presented in conformity with the two-class method required for participating securities for 2014, 2013 and 2012. The Company considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have dividend rights in the event a dividend is paid on common stock. Prior to its conversation to common stock, holders of Series A, B, C, D, E, F and G convertible preferred stock were each entitled to receive noncumulative dividends out of any funds legally available, when, as and if declared by the board of directors, payable prior and in preference to any dividends on any shares of the Company's common stock. The dividend rates for Series A, B, C, D, E, F and G convertible preferred stock were $0.08, $0.12, $0.20, $0.379, $0.5326, $1.056 and $1.168 per share, respectively. In the event a dividend is paid to common stockholders, the holders of the Series A, B, C, D, E, F and G convertible preferred stock were entitled to a proportionate share of any such dividends as if they were holders of common stock (on an as-if converted basis).

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

        Given the Company is in a loss position for all periods presented, the Company has not allocated losses to early exercise shares subject to repurchase or series of convertible preferred stock.

Recently Issued Accounting Pronouncements

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

2. Business Combinations

Fiscal 2014

        On December 22, 2014 the Company completed an acquisition. Consideration totaled approximately $5.0 million and consisted of 141,074 shares of common stock of the Company valued at the closing market price of $33.71 and $0.2 million of cash. The Company has included the financial results of this company in its consolidated financial statements from the closing date of the acquisition. The Company has accounted for this transaction as a business combination. Based on the preliminary purchase price allocation, the Company recorded $1.6 million of acquired intangible assets with a useful life of three years, $3.2 million in goodwill, $0.5 million in net tangible assets including cash and $0.3 million of deferred tax liabilities. Additionally, the Company granted 146,762 time-based RSUs and 42,932 performance-based RSUs, which were valued at approximately $6.4 million on the grant date. See Note 9, "Stockholder's Equity and Stock Based Compensation" for more details regarding the performance-based RSUs.

        Pro forma results of operations have not been presented because the effect of this acquisition was not material to the consolidated financial statements.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

2. Business Combinations (Continued)

Fiscal 2013

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

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

2. Business Combinations (Continued)

        The total purchase price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date of the acquisition based upon their respective fair values. The purchase price allocation is as follows:

Purchase Price Allocation
(in thousands)
Tangible assets:
Cash and cash equivalents	$3,624
Accounts receivable	46
Other current assts	60
Property and equipment	71
Other assets	13

Total tangible assets	3,814

Liabilities assumed:
Accounts payable and accrued liabilities	(391)
Deferred revenues	(116)
Other long-term liabilities	(27)

Total liabilities assumed	(534)

Deferred tax liability	(374)
Intangible assets	4,600
Goodwill	16,404

Total purchase price	$23,910

        Each component of identifiable intangible assets acquired in connection with the above acquisition is as follows:

	Estimated Useful Life	Amount
	(in years)	(in thousands)
Developed technology	4	$3,650
Domain names	3	250
Customer relationships	3	700

Total intangible assets		$4,600

        Pro forma results of operations have not been presented because the effect of this acquisition was not material to the consolidated financial statements.

3. Joint Venture

        On February 19, 2014, the Company entered into an agreement with SunBridge Corporation and Dentsu eMarketing One K.K. (collectively, the Investors) to engage in the investment, organization, management and operation of a Japanese subsidiary (Marketo KK) of the Company that is focused on the sale of the Company's products and services in Japan. The Investors contributed approximately $2.0 million (200,000,000 Japanese Yen) in cash in exchange for 35.4% of the outstanding common

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

3. Joint Venture (Continued)

stock of Marketo KK. As of December 31, 2014, the Company owned approximately 64.6% of the outstanding common stock of Marketo KK. Furthermore, the Company and the Investors have agreed to subscribe to additional shares by contributing additional funding of approximately $2.0 million (237,480,955 Japanese Yen) and approximately $1.7 million (200,000,000 Japanese Yen), respectively, on or before April 1, 2015, at which point the Company and the Investors would own approximately 60.1% and 39.9% of the outstanding common stock in Marketo KK, respectively.

        Twenty percent of the common stock held by the Investors may be callable by the Company or puttable by the Investors beginning on the seventh anniversary of the initial capital contribution by the Investors. This percentage increases to forty percent and one hundred percent on the eighth and tenth anniversary, respectively. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the relative revenues of Marketo KK and the Company and may be settled, at the Company's discretion, with Company stock (with no limit on the shares that may be issued) or cash. Additionally, the common stock held by the Investors may be callable or puttable following a change of control of the Company. The redeemable non-controlling interests in Marketo KK is classified outside of permanent equity in the Company's consolidated balance sheet as of December 31, 2014, primarily due to the put right available to the redeemable non-controlling interest holders in the future which may be settled in cash or common stock of the Company. The balance of the redeemable non-controlling interests is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest's share of earnings and other comprehensive income, or its estimated redemption value. The resulting changes in the estimated redemption amount (increases or decreases) are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interests was approximately $0.7 million at December 31, 2014.

        The following table summarizes the activity in the redeemable non-controlling interests for the period indicated below:

Redeemable Non-controlling Interests
(in thousands)
Balance as of December 31, 2013	$—
Investment by redeemable non-controlling interests	1,585
Net loss attributable to redeemable non-controlling interest	(618)
Foreign currency translation adjustments	(167)

Balance as of December 31, 2014	$800

4. Fair Value of Financial Instruments

        The Company measures certain financial assets at fair value. Fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value of Financial Instruments (Continued)

advantageous market. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy, as follows:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model- derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

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

        As of December 31, 2014 and 2013, financial assets stated at fair value on a recurring basis were comprised of money market funds and certificates of deposit included within cash and equivalents. In general, and where applicable, the Company uses quoted prices in active markets for identical assets or liabilities to determine fair value. The Company applied this valuation technique to measure the fair value of the Company's Level 1 investments, such as money market funds. The fair value of the Company's investments in certain money market funds is their carrying value. Money market funds consist of cash equivalents with remaining maturities of three months or less at the date of purchase.

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

        The fair value of these financial assets was determined using the following inputs for the periods presented:

	December 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$104,021	$—	$—	$121,466	$—	$—
Certificates of deposit	—	25	—	—	3,219

Total	$104,021	$25	$—	$121,466	$3,219	$—

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

5. Balance Sheet Components

Cash and Cash Equivalents

        Cash and cash equivalents consist of the following:

	December 31,
	2014	2013
	(in thousands)
Cash	$8,598	$3,614
Cash equivalents
Money market funds	104,021	121,466
Certificates of deposit	25	3,219

	104,046	124,685

Total	$112,644	$128,299

        Cash and cash equivalents are classified as current assets on the consolidated balance sheets.

Property and Equipment, Net

        Property and equipment, net consists of the following:

	December 31,
	2014	2013
	(in thousands)
Computer equipment	$18,384	$12,919
Software	2,417	2,314
Office furniture	2,071	1,318
Leasehold improvements	5,123	2,993
Construction in progress	1,745	51

Total property and equipment	29,740	19,595
Less accumulated depreciation	(12,908)	(5,739)

Property and equipment, net	$16,832	$13,856

        Depreciation expense was $7.2 million, $3.9 million and $1.2 million for 2014, 2013 and 2012, respectively.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

5. Balance Sheet Components (Continued)

Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities are as follows:

	December 31,
	2014	2013
	(in thousands)
Accrued bonuses, commissions and wages	$10,553	$12,321
Accrued ESPP	2,324	3,278
Accrued vacation	2,972	2,202
Accrued marketing expenses	1,313	1,062
Accrued other	3,529	4,192

Total	$20,691	$23,055

Changes in Accumulated Other Comprehensive Income

        Changes in accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustments	Total
	(in thousands)
Balance at December 31, 2012	$145	$145
Other comprehensive income before reclassfications	53	53
Amounts reclassified from accumulated other comprehensive income	—	—

Balance at December 31, 2013	198	198
Other comprehensive income before reclassfications	(548)	(548)
Amounts reclassified from accumulated other comprehensive income	—	—

Balance at December 31, 2014	$(350)	$(350)

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Intangible Assets

        Goodwill and intangible assets consisted of the following for the periods presented below:

	December 31, 2014 (in thousands)	Weighted Average Remaining Useful Life (in years)	December 31, 2013 (in thousands)	Weighted Average Remaining Useful Life (in years)
Developed technology	$6,050	2.9	$4,950	3.9
Domain names	950	3.6	950	4.5
Customer relationships	1,600	1.6	1,600	4.9
Non-compete agreements	580	3.0	130	0.3
Capitalized software development costs	2,042	1.2	1,355	1.3

	11,222		8,985
Less accumulated amortization	(4,146)		(1,890)

Intangible assets, net	7,076		7,095
Goodwill	29,201		25,941

Goodwill and intangible assets, net	$36,277		$33,036

        The Company capitalized approximately $688,000 and $478,000 of software development costs in 2014 and 2013, respectively.

        Amortization expense for the periods presented below was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Amortization expense	$2,256	$717	$540

        Based on the carrying amount of intangible assets as of December 31, 2014, the estimated future amortization is as follows:

	Year Ended December 31,
	2015	2016	2017	2018	2019	Total
	(in thousands)
Developed Technology	$1,508	$1,508	$1,406	$—	$—	$4,422
Domain Names	183	180	100	100	29	592
Customer Relationships	547	315	—	—	—	862
Non-compete Agreements	150	150	144	—	—	444
Capitalized Software Development Costs	612	144	—	—	—	756

Total	$3,000	$2,297	$1,650	$100	$29	$7,076

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

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

        In May 2014, the Company entered into a second amendment to the loan and security agreement to amend various covenants. Under the second amendment the Company is required to maintain compliance with certain financial covenants, which include maintaining a minimum cash balance with the bank and various reporting covenants. As of December 31, 2014, the Company was in compliance with these covenants.

        As of December 31, 2014, the outstanding loan balance was $5.4 million.

        Contractual future repayments in relation to the above credit facility are as follows for the years ending December 31:

	Principal	Interest	Total
	(in thousands)
2015	$2,719	$168	$2,887
2016	2,174	62	2,236
2017	479	4	483

Total	$5,372	$234	$5,606

8. Commitments and Contingencies

Leases

        The Company leases its office facilities in San Mateo, California, Portland, Oregon, Atlanta, Georgia, Dublin, Ireland, Sydney, Australia, London, United Kingdom and Petach Tikva, Israel under operating lease agreements expiring in 2019. Under terms of the leases, the Company is responsible for certain insurance, property taxes, and maintenance expenses. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight line basis over the terms of the leases. The difference between required lease payments and rent expense has been recorded as deferred rent. Deferred rent as of December 31, 2014 and 2013 of $2.6 million and $1.6 million, respectively, are all long-term.

        Rent expense under these operating leases was approximately $4.2 million, $2.7 million and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (Continued)

        As of December 31, 2014, the Company had no capital leases. As of December 31, 2014, future minimum operating lease payments are as follows for the years ending December 31:

Minimum Lease Payment
(in thousands)
2015	$5,244
2016	5,595
2017	5,742
2018	4,115
2019 and Thereafter	385

Total	$21,081

Contractual Obligations and Commitments

        Contractual agreements with third parties consist of co-location hosting services, software licenses, maintenance and support for our operations. As of December 31, 2014, future payments for non-cancellable contractual agreements are $2.4 million, $0.8 million and $0.2 million in 2015, 2016 and 2017, respectively.

9. Stockholder's Equity and Stock Based Compensation

Convertible Preferred Stock

        Upon the closing of the IPO on May 17, 2013, all outstanding convertible preferred stock was converted into 25,876,142 shares of common stock on a one-to-one basis. No remaining convertible preferred stock was outstanding as of December 31, 2014.

Stock Option Plans

2006 Plan

        The Company's Board of Directors (Board) and the Company's stockholders adopted the 2006 Stock Plan (2006 Plan) in October 2006. The 2006 Plan was most recently amended in May 2013. The 2006 Plan was terminated in connection with the IPO, and accordingly, no shares will be available for issuance under this plan. The 2006 Plan will continue to govern outstanding awards granted thereunder. The 2006 Plan provided for the grant of incentive stock options and nonqualified stock options. As of December 31, 2014, options to purchase 4,340,873 shares of common stock and 23,375 restricted stock units remained outstanding under the 2006 Plan.

2013 Equity Incentive Plan

        The Board adopted, and the Company's stockholders approved, a 2013 Equity Incentive Plan (2013 Plan). The 2013 Plan was effective May 16, 2013. The 2013 Plan provides for the grant of incentive stock options, to the Company's employees and any parent and subsidiary corporations' employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company's employees, directors and consultants and the Company's subsidiary corporations' employees and consultants. In addition, the

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

9. Stockholder's Equity and Stock Based Compensation (Continued)

shares reserved for issuance under the 2013 Plan also include (a) those shares reserved but unissued under the 2006 Stock Plan (2006 Plan), and (b) shares returned to the 2006 Plan as the result of expiration or termination of awards (provided that the maximum number of shares that may be added to the 2013 Plan pursuant to (a) and (b) is 9,119,341 shares). The number of shares available for issuance under the 2013 Plan will also include an annual increase on the first day of each fiscal year beginning in 2014, equal to the least of:

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

Summary of Stock Option Activity

        A summary of the Company's stock option activity for all stock option plans for fiscal 2014 is as follows:

	Number of Stock Options Outstanding (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2013	6,343	$5.33	7.98	$201,305
Granted	1,016	38.48
Exercised	(1,534)	3.62
Options Cancelled/Forfeited	(421)	11.78

Balance as of December 31, 2014	5,404	11.55	7.56	$120,594

Exercisable as of December 31, 2014	4,292	$5.34	7.20	$117,520

Vested and expected to vest as of December 31, 2014	5,038	$11.04	7.50	$114,637

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

9. Stockholder's Equity and Stock Based Compensation (Continued)

        The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing price of $32.72 and $37.07 as of December 31, 2014 and 2013, respectively, for options that were in-the-money as of that date.

        Option awards generally vest over a four year period, with 25% vesting after one year from date of grant and monthly thereafter. Stock options granted under our 2006 Plan provided employee option holders with an early exercise provision, where in the event of termination any unvested shares purchased are subject to repurchase by the Company at the original purchase price. This right of repurchase lapses as the option vests. Options exercisable as of December 31, 2014 include options that are exercisable prior to vesting.

        The weighted average grant date fair value of options granted and the total intrinsic value of options exercised during the periods presented were as follows:

	Year Ended December 31,
	2014	2013	2012
Weighted average grant date fair value	$20.72	$5.08	$2.69
Total intrinsic value of options exercised (in thousands)	$47,273	$38,241	$948

        The total estimated grant date fair value of options vested during the years ended December 31, 2014, 2013 and 2012 was $5.2 million, $4.2 million and $3.1 million, respectively.

        Additional information regarding options outstanding as of December 31, 2014 is as follows:

Range of Exercise Prices		Shares Outstanding (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Shares Exercisable (in thousands)	Weighted Average Exercise Price
$0.12	$1.50	579	4.97	$1.04	579	$1.04
2.38	4.24	785	6.56	3.04	761	3.00
4.56	4.56	1,003	7.33	4.56	949	4.56
4.74	5.44	351	7.45	4.78	351	4.78
7.42	7.42	1,396	8.10	7.42	1,396	7.42
9.24	32.65	484	8.86	21.20	233	12.54
32.99	32.99	85	8.87	32.99	23	32.99
40.50	40.50	265	9.07	40.50	—	—
41.40	41.40	158	9.08	41.40	—	—
41.91	41.91	298	9.07	41.91	—	—

0.12	41.91	5,404	7.56	11.55	4,292	5.34

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

9. Stockholder's Equity and Stock Based Compensation (Continued)

Determining Fair Value of Stock Options

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used to estimate the fair value of options granted to employees:

	Year Ended December 31,
	2014	2013	2012
Expected term (in years)	6	6	6
Risk-free interest rate	1.80% - 1.97%	0.86% - 1.78%	1.02%
Expected volatility	49% - 56%	57% - 58%	65%
Expected dividend rate	0%	0%	0%

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

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

9. Stockholder's Equity and Stock Based Compensation (Continued)

Restricted Stock Units

        A summary of the Company's RSU activity and related information for fiscal 2014 is as follows:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2013	582	$22.57	$21,579
RSUs Granted	2,213	34.27
RSUs Vested	(234)	15.60
RSUs Cancelled/Forfeited	(201)	33.54

Balance as of December 31, 2014	2,360	$33.30	$77,207

        The aggregate intrinsic value of RSUs outstanding was determined using the Company's closing stock price of $32.72 and $37.07 as of December 31, 2014 and 2013, respectively.

        During 2013 and 2012 the Company granted performance-based RSUs to certain employees. These RSUs were subject to a time-based vesting condition and a performance-based vesting condition, both of which must be satisfied before the RSUs are vested and settled for shares of common stock. The time-based vesting condition generally ranges from 2 to 4 years. The performance-based vesting condition was satisfied upon the completion of the Company's IPO, which occurred during the second quarter of 2013.

        During 2014, in connection with an acquisition, the Company issued 42,932 performance-based RSUs to certain employees. These performance-based RSUs will vest based on the achievement against two product milestones. Of the total performance-based RSUs granted, 40% of the total RSUs granted will be subject to the first milestone (expected to occur in the second quarter of 2015) and 60% of the total RSUs granted will be subject to the second milestone (expected to occur in the fourth quarter of 2015). The RSUs had an estimated value of $1.4 million on the date of grant. The Company currently estimates that the performance-based milestones will be achieved and as a result, the full grant date fair value of these RSUs are being accounted for as compensation expense over the vesting periods.

        The weighted average grant date fair value of RSUs granted and the total intrinsic value of RSUs that vested during the periods presented were as follows:

	Year Ended December 31,
	2014	2013	2012
Weighted average grant date fair value	$34.27	$28.69	$4.58
Total intrinsic value of vested RSUs (in thousands)	$7,117	$2,479	$—

        The aggregate grant date fair value of RSUs vested during fiscal 2014 was approximately $3.7 million.

Employee Stock Purchase Plan

        The Board adopted, and the Company's stockholders approved, a 2013 Employee Stock Purchase Plan (ESPP). The ESPP became effective on May 1, 2013. The ESPP provides for annual increases in

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

9. Stockholder's Equity and Stock Based Compensation (Continued)

the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning in fiscal 2014, equal to the lesser of:

  •
  1% of the outstanding shares of our common stock on the first day of such fiscal year;

  •
  650,000 shares; or

  •
  such other amount as may be determined by our board of directors

        The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value, as defined in the ESPP, subject to any plan limitations. A participant may purchase a maximum of 1,250 shares during an offering period. The offering period generally start on the first trading day on or after February 15th and August 15th of each year, except that the first offering period commenced on the first trading day following the effective date of the Company's registration statement. At December 31, 2014, 709,031 shares were available for issuance under the ESPP.

Determining Fair Value of Employee Stock Plan Purchase Rights

        The assumptions used to value employee stock purchase rights under the Black-Scholes model for the periods presented were as follows:

	Year Ended December 31,
	2014	2013	2012
Expected term (in months)	6 - 9	9	N/A
Risk-free interest rate	0.05% - 0.11%	0.11%	N/A
Expected volatility	41% - 43%	42%	N/A
Expected dividend rate	0%	0%	N/A

Awards Available for Grant

        The equity awards available for grant for the periods presented were as follows:

	Fiscal Year
	2014	2013	2012
	(in thousands)
Available at beginning of year	3,486	928	1,777
Additional shares authorized	1,962	4,502	1,875
Options granted	(1,016)	(2,225)	(3,365)
Assumed option grants	—	—	(90)
Options repurchased	13	13	32
Withholding taxes for the net share settlement of equity awards	87	5	—
Options cancelled/forfeited	421	685	1,027
RSUs granted	(2,213)	(474)	(328)
RSUs cancelled/forfeited	201	52	—

Available at end of year	2,941	3,486	928

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

9. Stockholder's Equity and Stock Based Compensation (Continued)

Stock Compensation Expense

        The stock-based compensation expense included in operating results for the periods presented was allocated as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cost of subscription and support revenue	$1,626	$496	$216
Cost of professional services and other revenue	2,363	690	169
Research and development	5,353	2,084	575
Sales and marketing	8,860	2,293	966
General and administrative	6,918	2,512	1,046

Total stock-based compensation expense	$25,120	$8,075	$2,972

        For the year ended December 31, 2014, the Company incurred expenses of $9.2 million for options, $14.0 million for RSUs and $1.9 million for ESPP. Additionally, amounts for fiscal 2014 include stock compensation expense of $0.1 million related to performance-based RSUs that are tied to product milestones as discussed above.

        Amounts for fiscal 2014 and 2013 include stock compensation expense of $0.2 million and $1.3 million, respectively, related to RSUs granted whereby the performance condition for these grants were satisfied upon the Company's IPO closing.

        As of December 31, 2014, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimate forfeitures, was as follows:

	December 31, 2014
	Unrecognized Expense	Weighted Average Expected Recognition Period
	(in thousands)	(in years)
Stock options	$19,434	2.16
Restricted stock units	52,994	3.11
Employee stock purchase plan	226	0.13

Total unrecognized stock-based compensation expense	$72,654	2.84

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

10. Net Loss per Share (Continued)

        The following table sets forth the computation of the Company's basic and diluted net loss per share of common stock under the two-class method attributable to common stockholders for the periods presented:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Numerator:
Net loss attributable to Marketo	$(54,337)	$(47,360)	$(34,385)
Denominator:
Weighted-average common shares outstanding	40,602	24,881	2,934
Less: Weighted-average unvested common shares subject to repurchase or forfeiture and shares held in escrow	(217)	(172)	(128)

Weighted-average shares used in computing net loss per share of common stock, basic and diluted	40,385	24,709	2,806

Net loss per share of common stock, basic and diluted	$(1.35)	$(1.92)	$(12.26)

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

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Convertible preferred stock	—	—	25,876
Stock options to purchase common stock	5,404	6,343	6,581
Common stock held in escrow	159	137	12
Common stock subject to repurchase	50	127	148
Employee stock purchase plan	125	304	—
Restricted stock units	2,360	582	328

	8,098	7,493	32,946

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes

Income Tax Provision:

        Pretax loss was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Loss before provision for income taxes:
Domestic	$(46,908)	$(37,481)	$(29,119)
Foreign	(8,524)	(9,851)	(5,247)

Total	$(55,432)	$(47,332)	$(34,366)

        The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current tax provision:
Federal	$1	$—	$—
State	15	10	3
Foreign	164	83	16

Total current tax provision	180	93	19
Federal	(286)	—	—
State	(45)	—	—
Foreign	(326)	(65)	—

Total deferred tax benefit	(657)	(65)	—

Total provision (benefit) for income taxes	$(477)	$28	$19

        The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consist of the following:

	Year Ended December 31,
	2014	2013	2012
Federal statutory rate	34.00%	34.00%	34.00%
Stock-based compensation	(0.74)	(1.59)	(1.54)
Valuation allowance	(34.38)	(28.31)	(26.85)
Foreign rate differential	(2.52)	(5.00)	(5.24)
Federal research and development credit	2.48	1.19	—
Other	2.03	(0.35)	(0.43)

Effective income tax rate	0.87%	(–0.06)%	(–0.06)%

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

Deferred tax assets and liabilities:

        The components of deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Deferred tax assets:
Accounts receivable principally due to allowance for doubtful accounts	$130	$92	$107
Compensated absences, principally due to accruals for financial reporting purposes	1,867	2,993	1,604
Net operating loss carryforwards	54,949	42,704	30,251
Federal tax credits	2,437	1,766	783
State tax credits net of federal benefit	1,521	1,166	771
Other deductible temporary differences	1,311	964	521
Stock-based compensation	7,289	1,508	792
Foreign Credit	24	25	—

Total deferred tax assets	69,528	51,218	34,829
Deferred tax liabilities:
Capitalized software development	(278)	(149)	(37)
Acquired intangible assets	(1,983)	(1,979)	(964)

Total deferred tax liability	(2,261)	(2,128)	(1,001)
Valuation allowance	(67,159)	(49,388)	(33,828)

Net deferred taxes	$108	$(298)	$—

        The current and noncurrent portion of the net deferred tax asset is presented in the balance sheet within prepaid expenses and other current assets and other assets, respectively. The long term portion of the net deferred tax liability is presented in the balance sheet within other liabilities.

        The net valuation allowance increased by $17.8 million and $15.6 million for the years ended December 31, 2014 and 2013, respectively.

        As of December 31, 2014, the Company's deferred tax assets were generated primarily from the federal and state net operating loss, stock based compensation and research and development credit. In assessing the realizability of deferred tax assets, management determined that it is more likely than not that none of the deferred tax assets will be realized in the U.S., Ireland and Japan. Therefore, the Company has provided a full valuation allowance against the U.S. federal, state, Ireland and Japan deferred tax assets at December 31, 2014, 2013 and 2012.

        The Company has not provided for withholding taxes on the undistributed earnings of its foreign subsidiaries because the Company intends to reinvest such earnings indefinitely. As of December 31, 2014, the amount of undistributed earnings considered indefinitely reinvested was not material.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

        The Company had net operating loss carryforwards as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Federal	$204,361	$130,797	$73,491
California	146,399	102,606	68,906
Foreign	24,780	17,673	6,791

Total	$375,540	$251,076	$149,188

        The federal and state net operating losses include $72.0 million and $37.4 million of excess stock-based compensation that will result in increases to additional paid in capital, when realized.

        Net operating loss carryforwards are available to offset future federal, California and foreign taxable income. Federal and California net operating loss carryforwards begin to expire in 2026 and 2016, respectively. Foreign net operating loss carryforwards do not expire.

        The Company had research and development credit carryforwards as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Federal	$2,437	$1,766	$783
California	2,305	1,767	1,169
International	24	25	—

Total	$4,766	$3,558	$1,952

        Federal and California research and development tax credit carryforwards are available to reduce future regular income taxes. Federal research and development credit carryforwards begin to expire in 2026. California research and development tax credit carryforwards do not expire.

        On December 19, 2014, the President signed into law The Tax Increase Prevention Act of 2014, which retroactively extends more than 50 expired tax provisions through 2014. Among the extended provisions is the Sec. 41 research credit for qualified research expenditures incurred through the end of 2014. The benefit of the reinstated credit did not impact the income statement in the period of enactment, which was the fourth quarter of 2014, as the research and development credit carryforwards are offset by a full valuation allowance.

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

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

        The Company files tax returns in the US, certain states, Israel, Ireland, Australia and Japan. All of the tax years, from the date of inception, are open for examination.

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

        The following table summarizes the activity related to unrecognized tax benefits:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Unrecognized benefit—beginning of period	$472	$—	$—
Gross increases (decreases)—prior period tax positions	34	—	—
Gross increases (decreases)—current period tax positions	485	472	—

Unrecognized benefit—end of period	$991	$472	$—

        All of the unrecognized tax benefits as of December 31, 2014 are accounted for as a reduction in the Company's deferred tax assets. Because of the Company's valuation allowance, none of the $991,000 of unrecognized tax benefits would affect the Company's effective tax rate, if recognized.

        The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. There is no interest or penalties accrued related to unrecognized tax benefits for the 2014, 2013 and 2012 and no liability for accrued interest and penalties related to unrecognized tax benefits as of December 31, 2014.

        The Company does not expect any significant change in its unrecognized tax benefits during the next twelve months.

12. Employee 401(k) Plan

        The Company's employee savings and retirement plan is qualified under Section 401 of the Internal Revenue Code. The plan is available to all regular employees on the Company's U.S. payroll and provides employees with tax-deferred salary deductions and alternative investment options. Employees may contribute up to 90% of their salary up to the statutory prescribed annual limit. In the calendar year 2014, the Company match for employees' contributions to the plan was 25% of the first 6% deferred. The Company's matching contributions to the plan totaled $0.7 million in 2014.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

13. Segment Information and Information about Geographic Areas

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

Revenue

        Revenues by geography are based on the shipping address of the customer. The following table presents our revenue by geographic region for the periods presented:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
United States	$125,737	$82,019	$50,910
EMEA	12,772	6,989	3,686
Other	11,445	6,910	3,817

Total	$149,954	$95,918	$58,413

        No single customer accounted for more than 10% of our total revenue in 2014, 2013 and 2012. No single customer accounted for more than 10% of accounts receivable as of December 31, 2014 and 2013.

Long-lived Assets

        The following table sets forth the Company's long-lived assets by geographic areas as of the periods presented:

	Year Ended December 31,
	2014	2013
	(in thousands)
United States	$16,265	$13,573
EMEA	209	280
Other	358	3

Total	16,832	13,856

SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Fiscal Year 2014
Total revenue	$32,292	$36,030	$39,287	$42,345
Total gross profit	21,216	23,614	26,062	28,261
Net loss	(12,520)	(13,271)	(13,009)	(16,155)
Net loss attributable to redeemable non-controlling interests	11	159	206	242
Net loss attributable to Marketo	(12,509)	(13,112)	(12,803)	(15,913)
Net loss per share of common stock, basic and diluted	$(0.32)	$(0.33)	$(0.31)	$(0.39)
Fiscal Year 2013
Total revenue	$19,736	$22,504	$25,507	$28,171
Total gross profit	11,298	13,062	15,694	17,885
Net loss	(9,524)	(12,390)	(9,951)	(15,495)
Net loss attributable to redeemable non-controlling interests	—	—	—	—
Net loss attributable to Marketo	(9,524)	(12,390)	(9,951)	(15,495)
Net loss per share of common stock, basic and diluted	$(2.99)	$(0.63)	$(0.27)	$(0.41)

        Net loss per share of common stock for the four quarters of each year in the table above may not sum to the total for each year because of the different number of weighted-average shares outstanding in each respective period.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable

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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting. Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2014. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies."

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item will be included under the caption "Directors, Executive Officers and Corporate Governance" in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2015 (the 2015 Proxy Statement) and is incorporated herein by reference.

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

Item 11.    Executive Compensation

        The information required by this item will be included under the captions "Executive Compensation" and under the subheadings "Board's Role in Risk Oversight," "Non-Employee Director

Compensation, "Outside Director Compensation Policy," and "Compensation Committee Interlocks and Insider Participation" under the heading "Directors, Executive Officers and Corporate Governance" in the 2015 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and under the subheading "Equity Benefit and Stock Plans" under the heading "Executive Compensation" in the 2015 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item will be included under the captions "Certain Relationships and Related Transactions" and "Directors, Executive Officers and Corporate Governance—Director Independence" in the 2015 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this item will be included under the caption "Proposal Two: Ratification of Selection of Independent Registered Public Accountants" in the 2015 Proxy Statement and is incorporated herein by reference.

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

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARKETO, INC.
Date: March 12, 2015	By:	/s/ FREDERICK A. BALL Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ PHILLIP M. FERNANDEZ Phillip M. Fernandez	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2015
/s/ FREDERICK A. BALL Frederick A. Ball	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2015
/s/ NEERAJ AGRAWAL Neeraj Agrawal	Director	March 12, 2015
/s/ SUSAN L. BOSTROM Susan L. Bostrom	Director	March 12, 2015
/s/ TAE HEA NAHM Tae Hea Nahm	Director	March 12, 2015

Signature	Title	Date

/s/ DOUGLAS A. PEPPER Douglas A. Pepper	Director	March 12, 2015
/s/ ROGER S. SIBONI Roger S. Siboni	Director	March 12, 2015
/s/ WESLEY R. WASSON Wesley R. Wasson	Director	March 12, 2015

EXHIBIT
INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	August 9, 2013

3.2	Bylaws of the Company dated May 22, 2013	10-Q	3.2	August 9, 2013

4.1	Amended and Restated Investor Rights Agreement, dated November 15, 2011, by and among the Registrant and certain of its stockholders, as amended on April 17, 2012.	S-1	4.1	April 2, 2013

4.2	Second Amendment to Amended and Restated Investor Rights Agreement, dated May 22, 2013, by and among the Company and certain of its stockholders	10-Q	4.1	August 9, 2013

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	10.1	April 2, 2013

10.2	2006 Stock Plan, as amended, and forms of agreements thereunder.	S-1	10.2	April 2, 2013

10.3	2013 Equity Incentive Plan	10-K	10.3	March 3, 2014

10.3.1	2013 Equity Incentive Plan—Form of stock option agreement	10-K	10.3.1	March 3, 2014

10.3.2	2013 Equity Incentive Plan—Form of restricted stock unit agreement	10-K	10.3.2	March 3, 2014

10.3.3	2013 Equity Incentive Plan—Form of performance share agreement	S-8	10.3.3	February 11, 2015

10.4	2013 Employee Stock Purchase Plan and form of agreement thereunder	S-1/A	10.4	May 6, 2013

10.5	Compensation Summary Sheet for Phillip M. Fernandez.	10-K	10.5	March 3, 2014

10.6	Management Retention Agreement, effective as of July 24, 2012, by and between the Registrant and Phillip M. Fernandez.	S-1	10.6	April 2, 2013

10.7	Offer Letter, dated April 5, 2011, by and between the Registrant and Frederick A. Ball.	S-1	10.7	April 2, 2013

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.8	Management Retention Agreement, effective as of July 24, 2012, by and between the Registrant and Frederick A. Ball.	S-1	10.8	April 2, 2013

10.9	Offer Letter, dated April 17, 2012, by and between the Registrant and Sanjiv P. Dholakia.	S-1	10.9	April 2, 2013

10.10	Management Retention Agreement, effective as of July 24, 2012, by and between the Registrant and Sanjiv P. Dholakia.	S-1	10.1	April 2, 2013

10.11	Non-Competition and Non-Solicitation Agreement, dated April 17, 2012, by and between the Registrant and Sanjiv P. Dholakia.	S-1	10.1	April 2, 2013

10.12	Offer Letter, dated January 13, 2012, by and between the Registrant and Jason L. Holmes.	S-1	10.1	April 2, 2013

10.13	Management Retention Agreement, effective as of July 24, 2012, by and between the Registrant and Jason L. Holmes.	S-1	10.13	April 2, 2013

10.14	Offer Letter, dated August 15, 2013, by and between the Registrant and Margo M. Smith.	S-1	10.14	December 23, 2013

10.15	Management Retention Agreement, effective as of November 11, 2013, by and between the Registrant and Margo M. Smith.	S-1	10.15	December 23, 2013

10.16	Change in Control Acceleration Policy.	S-1	10.16	April 2, 2013

10.17	Office Lease, dated August 13, 2009, by and between the Registrant and CA-San Mateo BayCenter Limited Partnership, as amended by the First Amendment dated May 19, 2010, the Second Amendment dated November 16, 2010, the Third Amendment dated May 19, 2011, the Fourth Amendment dated November 22, 2011 and the Fifth Amendment dated May 14, 2012.	S-1	10.17	April 2, 2013

10.18	Loan and Security Agreement, dated May 21, 2012, by and between the Registrant and Silicon Valley Bank.	S-1	10.22	April 2, 2013

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.18.1	First Amendment to Loan and Security Agreement, dated June 6, 2013, between the Company and Silicon Valley Bank.	10-Q	10.3	August 9, 2013

10.18.2	Second Amendment to Loan and Security Agreement, dated May 5, 2014, between the Company and Silicon Valley Bank	10-Q	10.1	August 11, 2014

10.19	Common Stock Purchase Agreement between the Registrant and Battery Ventures IX, L.P. and Battery Investment Partners IX, LLC dated May 3, 2013.	S-1	10.19	May 6, 2013

10.20	Amendment to Management Retention Agreement, effective as of November 13, 2013, by and between the Registrant and Philip M. Fernandez.	S-1	10.22	December 23, 2013

10.21	Amendment to Management Retention Agreement, effective as of November 13, 2013, by and between the Registrant and Frederick Ball.	S-1	10.23	December 23, 2013

10.22	Compensation Summary Sheet for Steve Sloan	10-K	10.24	March 3, 2014

10.23	Management Retention Agreement, effective as of February 12, 2014, by and between the Registrant and Steve Sloan.	10-K	10.25	March 3, 2014

10.24	Offer Letter, dated August 14, 2014, by and between the Registrant and Steve Winter.	Filed herewith

10.25	Management Retention Agreement, effective as of October 30, 2014, by and between the Registrant and Steve Winter.	Filed herewith

21.1	List of subsidiaries of the Registrant.	Filed herewith

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

Exhibit Number		Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

32.1	*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101		The following materials from the Marketo, Inc. Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i)the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.	Filed herewith

*
The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.