Form 10-Q
period 2015-03-31
Marketo, Inc.
filed 2015-05-08
CIK 1490660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Large accelerated filer☐	Accelerated filer☒

Non-accelerated filer☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

There were 42,239,686 shares of the registrant’s Common Stock issued and outstanding as of May 4, 2015.

MARKETO, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in, but not limited to, the sections titled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements include, but are not limited to, statements about:

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

•                  our ability to stay abreast of new or modified laws, standards and regulations that currently apply or become applicable to our business both in the United States and internationally;

•                  the effects of security breaches, catastrophic events or failures in our or our customers’ products and services on our business;

•                  privacy concerns of our customers;

•                  the expense and administrative workload associated with being a public company.

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

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MARKETO, INC.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31,	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$103,768	$112,644
Accounts receivable, net of allowances	40,189	37,867
Prepaid expenses and other current assets	10,039	5,756
Total current assets	153,996	156,267
Property and equipment, net	17,672	16,832
Goodwill	29,201	29,201
Intangible assets, net	7,373	7,076
Other assets	1,887	1,035
Total assets	$210,129	$210,411

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,800	$3,901
Accrued expenses and other current liabilities	20,117	20,691
Deferred revenue	66,884	62,945
Current portion of credit facility	2,746	2,719
Total current liabilities	93,547	90,256
Credit facility, net of current portion	1,955	2,653
Other liabilities	3,809	3,526
Total liabilities	99,311	96,435

Commitments and contingencies (Note 8)

Redeemable non-controlling interests (Note 6)	1,794	800
Stockholder’s equity:
Common stock	4	4
Additional paid-in capital	311,340	297,420
Accumulated other comprehensive loss	(264)	(350)
Accumulated deficit	(202,056)	(183,898)
Total stockholders’ equity	109,024	113,176
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$210,129	$210,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETO, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Revenue:
Subscription and support	$40,100	$28,611
Professional services and other	5,900	3,681
Total revenue	46,000	32,292
Cost of revenue:
Subscription and support	9,074	6,235
Professional services and other	7,337	4,841
Total cost of revenue	16,411	11,076
Gross profit:
Subscription and support	31,026	22,376
Professional services and other	(1,437)	(1,160)
Total gross profit	29,589	21,216
Operating expenses:
Research and development	9,695	7,131
Sales and marketing	30,032	20,368
General and administrative	8,782	6,192
Total operating expenses	48,509	33,691
Loss from operations	(18,920)	(12,475)
Other income (expense), net	520	(59)
Loss before provision (benefit) for income taxes	(18,400)	(12,534)
Provision (benefit) for income taxes	212	(14)
Net loss	(18,612)	(12,520)
Net loss attributable to redeemable non-controlling interests	454	11
Net loss attributable to Marketo	$(18,158)	$(12,509)

Net loss per share of common stock, basic and diluted	$(0.44)	$(0.32)
Shares used in computing net loss per share of common stock, basic and diluted	41,613	39,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETO, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Net loss	$(18,612)	$(12,520)
Other comprehensive income (loss):
Foreign currency translation adjustments	89	(50)
Total comprehensive loss	(18,523)	(12,570)
Net loss attributable to redeemable non-controlling interests	454	11
Other comprehensive (income) loss attributable to redeemable non-controlling interests	(3)	2
Comprehensive loss attributable to Marketo	$(18,072)	$(12,557)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss:
Net loss attributable to Marketo	$(18,158)	$(12,509)
Net loss attributable to redeemable non-controlling interests	(454)	(11)
Net loss	(18,612)	(12,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,879	2,131
Stock-based compensation expense	9,281	5,007
Deferred income taxes	187	(74)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,779)	1,709
Prepaid expenses and other current assets	(4,170)	(3,724)
Other assets	(644)	(393)
Accounts payable	1,028	44
Accrued expenses and other current liabilities	(515)	(9,628)
Deferred revenue	4,694	4,251
Other liabilities	116	(14)
Net cash used in operating activities	(8,535)	(13,211)
Cash flows from investing activities:
Increase in restricted cash	(215)	—
Purchase of property and equipment	(4,092)	(2,579)
Capitalized software development	(521)	(179)
Net cash used in investing activities	(4,828)	(2,758)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	965	2,518
Proceeds from the issuance of common stock issued under the employee stock purchase plan	2,885	3,384
Investment from redeemable non-controlling interests	1,678	1,953
Repurchase of unvested common stock from terminated employees	—	(23)
Withholding taxes remitted for the net share settlement of equity awards	(3)	(15)
Repayment of debt	(670)	(293)
Payment of deferred follow-on offering costs	—	(104)
Payment incurred for common stock registration related to acquisition	—	(155)
Net cash provided by financing activities	4,855	7,265
Effect of foreign exchange rate changes on cash and cash equivalents	(368)	(23)
Net decrease in cash and cash equivalents	(8,876)	(8,727)
Cash and cash equivalents — beginning of period	112,644	128,299
Cash and cash equivalents — end of period	$103,768	$119,572
Supplemental disclosures of cash flow information:
Cash paid for interest	$52	$75
Cash paid for income taxes	29	29
Supplemental disclosure of noncash investing and financing activities:
Vesting of early exercise options	42	115
Property and equipment acquired through tenant improvement allowance	65	—

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

Marketo is a provider of the leading cloud-based Engagement Marketing software platform that is purpose-built to enable organizations to engage in modern engagement marketing. The Company’s  platform is designed to enable the effective management, optimization and analytical measurement of marketing activities, enabling organizations to acquire new customers more efficiently, build stronger relationships with existing customers, improve sales effectiveness and drive faster revenue growth. On this platform, the Company delivers an easy to use, integrated suite of advanced applications. The Company generally offers its services on an annual subscription basis with quarterly or annual payment terms.

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

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year ending December 31, 2015. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (SEC). These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes presented in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2015. There have been no changes in the Company’s significant accounting policies from those that were disclosed in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2014.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Such management estimates and assumptions include the estimated selling price for the various elements in our customer contracts, the allowance for doubtful accounts, stock-based compensation expense, useful lives of intangible assets, redemption value of redeemable non-controlling interests and the valuation of deferred tax assets and acquired intangible assets. Actual results could differ materially from those estimates, and such differences could be material to the financial statements and affect the results of operations reported in future periods.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standard Board (FASB) issued new accounting guidance, Simplifying the Presentation of Debt Issuance Costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The debt issuance costs guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company has elected not to early adopt. The adoption of the debt guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements. In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  ASU 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer. Unless amended or delayed by the FASB, the new standard would be effective for the Company on January 1, 2017. Early application would be permitted. The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

2. Joint Venture

In February 2014, the Company entered into an agreement with SunBridge Corporation and Dentsu eMarketing One K.K. (collectively, the Investors) to engage in the investment, organization, management and operation of a Japanese subsidiary (Marketo KK) of the Company that is focused on the sale of the Company’s products and services in Japan. The Investors initially contributed approximately $2.0 million (200,000,000 Japanese Yen) in cash in exchange for 35.4% of the outstanding common stock of Marketo KK. Furthermore, under the agreement, the Company and the Investors agreed to subscribe to additional shares by contributing additional funding of approximately $2.0 million (237,480,955 Japanese Yen) and approximately $1.7 million (200,000,000 Japanese Yen), respectively, which occurred in March 2015. As of March 31, 2015, the Company and the Investors owned approximately 60.1% and 39.9% of the outstanding common stock in Marketo KK, respectively. See Note 6 for the activity in the redeemable non-controlling interests balance.

Twenty percent of the common stock held by the Investors may be callable by the Company or puttable by the Investors beginning on the seventh anniversary of the initial capital contribution by the Investors. This percentage increases to forty percent and one hundred percent on the eighth and tenth anniversary, respectively.  Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the relative revenues of Marketo KK and the Company and may be settled, at the Company’s discretion, with Company stock (with no limit on the shares that may be issued) or cash.  Additionally, the common stock held by the Investors may be callable or puttable following a change of control of the Company.  The redeemable non-controlling interests in Marketo KK are classified outside of permanent equity in the Company’s condensed consolidated balance sheet as of March 31, 2015, primarily due to the put right available to the redeemable non-controlling interest holders in the future which may be settled in cash or common stock of the Company. The balance of the redeemable non-controlling interests is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings, or its estimated redemption value. The resulting changes in the estimated redemption amount (increases or decreases) are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. The estimated redemption value of the call/put option embedded in the redeemable non-controlling interests was approximately $1.1 million at March 31, 2015.

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

As of March 31, 2015 and December 31, 2014, financial assets measured at fair value on a recurring basis were comprised of money market funds and certificates of deposit included within cash and cash equivalents.

The fair value of these financial assets was determined using the following inputs for the periods presented:

	March 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$94,037	$—	$—	$104,021	$—	$—
Certificates of deposit	—	25	—	—	25	—
Total	$94,037	$25	$—	$104,021	$25	$—

4. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	March 31,	December 31,
	2015	2014
	(in thousands)
Cash	$9,706	$8,598
Cash equivalents:
Money market funds	94,037	104,021
Certificates of deposit	25	25
	94,062	104,046
Cash and cash equivalents	$103,768	$112,644

Accounts Receivable

Accounts receivable consist of the following:

	March 31,	December 31,
	2015	2014
	(in thousands)
Accounts receivable	$40,670	$38,260
Allowance for doubtful accounts	(481)	(393)
Accounts receivable, net	$40,189	$37,867

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2015	2014
	(in thousands)
Computer equipment	$20,201	$18,384
Software	2,526	2,417
Office furniture	2,313	2,071
Leasehold improvements	5,326	5,123
Construction in progress	2,329	1,745
Total property and equipment	32,695	29,740
Less accumulated depreciation	(15,023)	(12,908)
Property and equipment, net	$17,672	$16,832

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	March 31,	December 31,
	2015	2014
	(in thousands)
Accrued bonuses, commissions and wages	$8,403	$10,553
Accrued ESPP	1,045	2,324
Accrued vacation	3,537	2,972
Accrued marketing expenses	1,179	1,313
Accrued other	5,953	3,529
Total	$20,117	$20,691

5. Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	Weighted Average Remaining Useful Life	December 31, 2014	Weighted Average Remaining Useful Life
	(in thousands)	(in years)	(in thousands)	(in years)
Developed technology	$6,050	2.7	$6,050	2.9
Domain names	950	3.4	950	3.6
Customer relationships	1,600	1.4	1,600	1.6
Non-compete agreements	580	2.7	580	3.0
Capitalized software development costs	3,075	1.6	2,042	1.2
	12,255		11,222
Less accumulated amortization	(4,882)		(4,146)
Intangible assets, net	7,373		7,076
Goodwill	29,201		29,201
Goodwill and intangible assets, net	$36,574		$36,277

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Amortization expense for the periods indicated below was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Amortization expense	$736	$517

Based on the carrying amount of intangible assets as of March 31, 2015, the estimated future amortization is as follows (in thousands):

	Nine Months Ending December 31,	Years Ending December 31,
	2015	2016	2017	2018	2019	Total
Developed Technology	$1,131	$1,508	$1,406	$—	$—	$4,045
Domain Names	137	180	100	100	29	546
Customer Relationships	410	315	—	—	—	725
Non-Compete Agreements	113	150	144	—	—	407
Capitalized Software Development Costs	879	649	122	—	—	1,650

Total	$2,670	$2,802	$1,772	$100	$29	$7,373

6. Stockholders’ Equity and Redeemable Non-controlling Interests

The following table summarizes the activity in stockholders’ equity and redeemable non-controlling interests for the period indicated below (in thousands):

	Total Stockholders’ Equity	Redeemable Non-controlling Interests

Balance as of December 31, 2014	$113,176	$800
Issuance of common stock upon exercise and early exercise of stock options	965	—
Issuance of common stock under employee stock purchase plan	2,885	—
Investment by redeemable non-controlling interests	233	1,445
Vesting of early exercised options	42	—
Stock-based compensation expense	9,795	—
Net loss	(18,158)	(454)
Foreign currency translation adjustments	86	3
Balance as of March 31, 2015	$109,024	$1,794

The Company capitalized stock-based compensation expense of $0.5 million associated with the Company’s internal-use software projects.

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

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

In May 2014, the Company entered into a second amendment to the loan and security agreement to amend various covenants. Under the second amendment the Company is required to maintain compliance with certain financial covenants, which include maintaining a minimum cash balance with the bank and various reporting covenants. As of March 31, 2015, the Company was in compliance with these covenants.  As of March 31, 2015 and December 31, 2014, the outstanding loan balance was $4.7 million and $5.4 million, respectively.

There were no material changes in the Company’s commitments under the outstanding loan balance, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2014.

8. Commitments and Contingencies

Except as set forth below, there were no material changes in the Company’s commitments under contractual obligations, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2014.

In February 2015, the Company entered into a definitive lease agreement whereby the Company will lease approximately 6,448 square feet of office space in Sydney, Australia. The Company’s future minimum lease payments under this agreement are approximately $1.0 million, payable over the thirty-six month term of the lease.

In March 2015, the Company entered into a definitive lease agreement whereby the Company will lease approximately 4,147 square feet of office space in Tokyo, Japan. The Company’s future minimum lease payments under this agreement are approximately $1.4 million, payable over the forty-two month term of the lease.

As of March 31, 2015, future minimum operating lease payments are as follows (in thousands):

2015 (9 months)	$4,390
2016	6,359
2017	6,529
2018	4,533
2019	470
Total	$22,281

Additionally, in January 2015, the Company entered into a renewal agreement with a customer relationship management vendor. The Company’s contractual obligation under this agreement is approximately $4.0 million, payable over the thirty-six month term of the agreement.

In January 2015, the Company also entered into a renewal agreement with a data center vendor. The Company’s contractual obligation under this agreement is approximately $1.4 million, payable over the thirty-six month term of the agreement.

9. Stockholder’s Equity and Stock Based Compensation

Common Stock Authorized and Outstanding

As of March 31, 2015, the Company was authorized to issue 1,000,000,000 common shares with a par value of $0.0001 per share and 20,000,000 convertible preferred shares with a par value of $0.0001 per share. As of March 31, 2015, the Company had approximately 42.1 million shares of common stock issued and outstanding.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Summary of Stock Option Activity

A summary of the Company’s stock option activity under all stock option plans and related information for three months ended March 31, 2015 is as follows:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)

Balance as of December 31, 2014	5,404	$11.55	7.56	$120,595
Granted	—	—
Exercised	(278)	3.47
Repurchased	—	—
Cancelled/forfeited	(157)	12.79
Balance as of March 31, 2015	4,969	11.96	7.18	80,350

Exercisable as of March 31, 2015	4,163	7.27	7.01	79,948
Vested and expected to vest as of March 31, 2015	4,682	$11.50	7.13	$77,198

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing price of $25.62 as of March 31, 2015 for options that were in-the-money as of that date.

Option awards generally vest over a four year period, with 25% vesting after one year from date of grant and monthly thereafter. Stock options granted under the Company’s 2006 Plan provided option holders with an early exercise provision, where in the event of termination any unvested shares purchased are subject to repurchase by the Company at the original purchase price. This right of repurchase lapses as the option vests. Options exercisable as of March 31, 2015 include options that are exercisable prior to vesting.

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised were as follows (in thousands, except weighted average grant date fair value):

	Three Months Ended March 31,
	2015	2014
Weighted average grant date fair value of options granted	N/A	$21.78
Total intrinsic value of options exercised	$7,583	$28,623

The total estimated grant date fair value of options vested during the three months ended March 31, 2015 was approximately $5.7 million.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Determining Fair Value of Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used to estimate the fair value of options granted to employees:

	Three Months Ended March 31,
	2015	2014
Expected term (in years)	N/A	6
Risk-free interest rate	N/A	1.84%
Expected volatility	N/A	56%
Expected dividend rate	N/A	0%

Restricted Stock Units

A summary of the Company’s Restricted Stock Units (RSUs) activity and related information for the three months ended March 31, 2015 are as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	(in thousands)		(in thousands)

Balance as of December 31, 2014	2,360	$33.30	$77,207
RSUs Granted	1,082	34.50
RSUs Vested	(215)	41.36
RSUs Cancelled/Forfeited	(108)	32.70
Balance as of March 31, 2015	3,119	$33.18	$79,922

RSUs granted during the three months ended March 31, 2015 are subject to a time-based vesting condition that ranges from 3 to 4 years.

The aggregate intrinsic value of RSUs outstanding at March 31, 2015 was determined using the Company’s closing stock price of $25.62 per share as of March 31, 2015.

The weighted average grant date fair value of RSUs granted and the total intrinsic value of RSUs that vested during the periods presented were as follows (in thousands, except weighted average grant date fair value):

	Three Months Ended March 31,
	2015	2014
Weighted average grant date fair value of RSUs granted	$34.50	$41.57
Total intrinsic value of vested RSUs	$6,029	$195

Market Stock Units

In February 2015, the Compensation Committee of the Company’s Board of Directors granted market-performance based restricted stock units (MSUs) to its executive officers. MSU awards are granted under the Company’s 2013 Equity Incentive Plan.

Each MSU award granted in the first quarter of fiscal 2015 contains three separate tranches. The actual number of MSUs which will be eligible to vest in each tranche will be based on the performance of the Company’s stock price relative to the performance of the NASDAQ Composite Index over the vesting period of each tranche, which ranges from one to three years. MSU participants have the ability to receive up to 100% of the target number of shares in tranche 1 and 2 and up to 150% of the target number of shares in tranche 3.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table summarizes the MSU activity as of March 31, 2015:

	Number of Shares Underlying MSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)

Balance as of December 31, 2014	—	$—	—	$—
MSUs Granted	240	37.53
MSUs Vested	—	—
MSUs Cancelled/Forfeited	—	—
Balance as of March 31, 2015	240	$37.53	1.88	$6,144

The aggregate intrinsic value of MSUs outstanding was determined using the Company’s closing stock price of $25.62 as of March 31, 2015.

The fair value of each MSU award is determined by multiplying the fair value per share by the underlying number of shares. The fair value per share was determined on the grant date using the Monte Carlo valuation methodology and the assumptions described in the table below. The fair value per share for Tranche 1, Tranche 2, and Tranche 3 is $9.10, $8.68 and $19.75, respectively. The Company amortizes the fair value of each MSU award using the graded-vesting method, adjusted for estimated forfeitures. Stock-based compensation expense associated with participants who fulfill their requisite service period is not reversed even if the performance conditions are not met. However, stock-based compensation expense is reversed for participants who forfeit their MSU awards prior to fulfilling their requisite service period.

The fair value of the MSUs granted during the first quarter of fiscal 2015 was estimated using the following weighted-average assumptions:

Three Months
Ended March 31, 2015

Expected term (in years)	3
Risk-free interest rate	0.99%
Expected volatility	39%
Expected dividend rate	0%

Employee Stock Purchase Plan

The assumptions used to value employee stock purchase rights under the Black-Scholes model during the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Expected term (in months)	6	6 - 9
Risk-free interest rate	0.05 - 0.07%	0.08% - 0.11%
Expected volatility	39% - 43%	41% - 42%
Expected dividend rate	0%	0%

During the first three months of fiscal 2015, the Company issued approximately 0.1 million shares of common stock under the ESPP with an average purchase price of $23.87 per share.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Stock Compensation Expense

The stock-based compensation expense included in operating results was allocated as follows (in thousands):

	Three Months Ended March 31,
	2015	2014

Cost of subscription and support revenue	$619	$384
Cost of professional services and other revenue	937	447
Research and development	2,316	1,079
Sales and marketing	2,802	1,779
General and administrative	2,607	1,318
Total stock-based compensation expense	$9,281	$5,007

For the quarter ended March 31, 2015, the Company incurred expenses of $2.3 million for options, $6.5 million for RSUs, $0.6 million for MSUs and $0.4 million for ESPP. Additionally, the Company capitalized stock-based compensation expense of $0.5 million associated with the Company’s internal-use software projects. Amounts for the first quarter of 2015 include stock compensation expense of $0.7 million related to performance-based RSUs that are tied to product milestones issued in connection with an acquisition that occurred in December 2014.

As of March 31, 2015, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimate forfeitures, was as follows:

	March 31, 2015
	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)	(in years)
Stock options	$16,493	1.94
Restricted stock units and market stock units	79,485	3.12
Employee stock purchase plan	585	0.38
Total unrecognized stock-based compensation expense	$96,563	2.90

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

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock under the two-class method attributable to common stockholders:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share amount)
Numerator:
Net loss attributable to Marketo	$(18,158)	$(12,509)
Denominator:
Weighted-average common shares outstanding	41,815	39,628
Less: Weighted-average unvested common shares subject to repurchase or forfeiture and shares held in escrow	(202)	(249)
Weighted-average shares used in computing net loss per share of common stock, basic and diluted	41,613	39,379
Net loss per share of common stock, basic and diluted	$(0.44)	$(0.32)

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

	As of March 31,
	2015	2014
	(in thousands)
Stock options to purchase common stock	4,969	6,166
Employee stock purchase plan	120	124
Common stock held in escrow	159	137
Common stock subject to repurchase	39	104
Restricted stock units and market stock units	3,359	1,471
	8,646	8,002

11. Income Taxes

The provision for income taxes for the three months ended March 31, 2015 was approximately $212,000. The provision for income taxes for the three months ended March 31, 2015 consisted primarily of foreign and state income taxes. The benefit for income taxes for the three months ended March 31, 2014 was approximately $14,000. The benefit for income taxes for the three months ended March 31, 2014 consisted primarily of foreign and state income taxes offset by a deferred tax benefit resulting primarily from the reduction in the foreign deferred tax liability as a result of the amortization of the acquired intangibles relating to the acquisition of Insightera, which occurred in December 2013.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

For the three months ended March 31, 2015, the provision for income taxes differed from the statutory amount primarily due to unbenefited federal, state, and certain foreign losses with minor offsets for certain state and foreign taxes currently payable.  For the three months ended March 31, 2014, the provision for income taxes differed from the statutory amount primarily due to state and foreign taxes currently payable.  The Company realized no benefit for current year losses due to maintaining a full valuation allowance against the U.S. and most of its foreign net deferred tax assets.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the U.S. Federal and state net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets and certain foreign jurisdictions with net deferred tax assets as of March 31, 2015 and December 31, 2014. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three months ended March 31, 2015, there have been no material changes to the total amount of unrecognized tax benefits.

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

Revenue

Revenue by geography is based on the shipping address of the customer. The following table presents the Company’s revenue by geographic region for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
United States	$39,265	$27,350
EMEA	3,152	2,656
Other	3,583	2,286

Total	$46,000	$32,292

No single customer accounted for more than 10% of the Company’s total revenue during the three months ended March 31, 2015 and 2014. No single customer accounted for more than 10% of accounts receivable as of March 31, 2015 and December 31, 2014.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Long-lived Assets

The following table sets forth the Company’s long-lived assets by geographic areas as of the periods presented:

	March 31,	December 31,
	2015	2014
	(in thousands)
United States	$17,074	$16,265
EMEA	232	209
Other	366	358

Total	$17,672	$16,832

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed on March 12, 2015. As discussed in the section above titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

Overview

We are a provider of the leading cloud-based Engagement Marketing software platform that is purpose-built to enable organizations ranging from Small and Medium Businesses (SMBs) to the world’s largest enterprises to engage in modern engagement marketing. Our platform enables the effective execution, management and analytical measurement of online, social, mobile and offline marketing activities and customer interactions in today’s data-centric, multi-channel business environment. On our platform, we deliver an easy-to-use, integrated suite of advanced applications, which today include Marketing Automation, Sales Insight, Revenue Analytics, Marketing Calendar, Real-time Personalization and Social Marketing. To enable our customers to obtain maximum value from our platform, we complement our solutions with an extensive network of resources to assist our customers with the strategic and practical use of our products. Among these resources are expert consulting services, peer-to-peer discussion communities, a library of pre-built marketing programs and templates, rich content on marketing best practices and an integrated ecosystem of partner products.

We designed our platform to be valuable across large enterprises and SMBs that sell to both businesses and consumers in virtually any industry. We market and sell our products directly and through a network of distribution partners. Our client base is diverse, with 3,972 customers as of March 31, 2015 across a wide range of industries including business services, consumer, financial services, healthcare, manufacturing, media, technology and telecommunications. During the three months ended March 31, 2015 and 2014, our 20 largest customers accounted for approximately 11% and 10% of our total revenue, respectively. The percentage of our subscription and support revenue from enterprise customers was 29% and 28% during the three months ended March 31, 2015 and 2014, respectively.

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

Our direct sales force has separate sales teams for the enterprise market and for the SMB market. Within our direct sales force, we also have a team that is responsible for selling to existing customers, who may renew their subscriptions, increase their usage of our platform and applications, acquire additional applications from our product family, or broaden the deployment of our solutions across their organizations. In addition, we have indirect sales teams that sell to distributors, agencies, resellers and OEMs, who in turn resell or use our platform to provide managed marketing services to their end customers. To date, substantially all of our revenue has been derived from direct sales, but we intend to invest in our indirect sales teams to increase indirect revenue as a percentage of our total revenue over time. We provide our solutions on a subscription basis, and we generated total revenue of $46.0 million and $32.3 million for the three months ended March 31, 2015 and 2014, respectively. We derive most of our revenue from subscriptions to our cloud-based software and related customer support services. Subscription and support revenue accounted for 87% and 89% of our total revenue during the three months ended March 31, 2015 and 2014, respectively.  We price our products based on customer usage measures, which can include the number of records in each customer’s database and the number of user seats authorized to access our service. Our subscription contracts are typically one year in length, but can range from one year to three years in length.

Professional services revenue accounted for 13% and 11% of our total revenue during the three months ended March 31, 2015 and 2014, respectively.  Our solution is designed to be ready to use immediately upon provisioning of a new customer subscription. However, we believe that our customers’ success is enhanced by the effective use of marketing strategies performed with our software, which we foster primarily through the sale and delivery of expert services that educate our customers on the best use of our solutions as well as assist in the implementation of our solutions. In addition, some of our customers require services to support integrating their existing systems with our solutions. Enterprise customers typically exhibit a higher demand for all of these services. Over the near term, due to market demand for expertise in engagement marketing, we expect our professional services revenue to grow at a faster rate than our subscription and support revenue, and therefore, to increase as a percentage of our total revenue. In addition, we also partner with third-party consulting organizations that provide similar services to our customers in connection with their use of our solutions.

We generate the majority of our revenue in the United States; however, we are focused on growing our international business. Revenue generated from our international customers was approximately 15% during each of the three months ended March 31, 2015 and 2014, respectively.

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

We had net losses attributable to Marketo of $18.2 million and $12.5 million for the three months ended March 31, 2015 and 2014, respectively, primarily due to increased investments in our current and projected future growth.

Since our inception, we financed our operations through cash collected from customers as well as preferred equity financings, our initial public offering and concurrent private placement completed in May 2013, and our follow-on public offering completed in September 2013.  We also maintain a credit facility. As of March 31, 2015, we had outstanding borrowings of $4.7 million under this facility.

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

Results of Operations for the Three Months Ended March 31, 2015 and 2014

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,
	2015	2014
Revenue:
Subscription and support	87.2%	88.6%
Professional services and other	12.8	11.4
Total revenue	100.0	100.0
Cost of revenue:
Subscription and support	19.7	19.3
Professional services and other	16.0	15.0
Total cost of revenue	35.7	34.3
Gross margin:
Subscription and support	67.4	69.3
Professional services and other	-3.1	-3.6
Total gross margin	64.3	65.7
Operating expenses:
Research and development	21.1	22.1
Sales and marketing	65.3	63.1
General and administrative	19.1	19.2
Total operating expenses	105.5	104.3
Loss from operations	-41.1	-38.6
Other income (expense), net	1.1	-0.2
Loss before provision for income taxes	-40.0	-38.8
Provision (benefit) for income taxes	0.5	0.0
Net loss	-40.5	-38.8
Net loss attributable to redeemable non-controlling interests	1.0	0.0
Net loss attributable to Marketo	-39.5%	-38.7%

Percentages are based on actual values. Totals may not sum due to rounding.

Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2015	2014	$ Change	% Change
Revenues:
Subscription and support	$40,100	$28,611	$11,489	40.2%
Professional services and other	5,900	3,681	2,219	60.3
Total revenue	$46,000	$32,292	$13,708	42.5%

Percentage of revenues:
Subscription and support	87.2%	88.6%
Professional services and other	12.8%	11.4%
Total	100.0%	100.0%

Total revenue increased $13.7 million, or 42%, during the first quarter of 2015 compared to the comparable period in 2014, due to the increase in subscription and support revenue of $11.5 million and an increase in professional services revenue of $2.2 million.

Category	Impact (in thousands)		Key Drivers
Subscription and support	£	$11.5

Increase in subscription and support revenue was primarily attributable to (1) growth in our total customer count primarily from the SMB market and to a lesser extent, growth in our enterprise market (2) growth in both usage rights (driven by higher use, consumption and/or database size of our products used by existing customers) and cross selling of additional products either during the term of their subscription or at the point of renewal of their subscription and (3) higher customer retention rates. Of the total increase in subscription and support revenue over 2014, 35% was attributable to revenue from new customers acquired after March 31, 2014, and 65% was attributable to revenue from customers existing on or before March 31, 2014.

Professional services and other		£2.2	Increase in professional services revenue resulted from increased demand for services across our customer base.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2015	2014	$ Change	% Change
Cost of revenue:
Subscription and support	$9,074	$6,235	$2,839	45.5%
Professional services and other	7,337	4,841	2,496	51.6
Total cost of revenue	$16,411	$11,076	$5,335	48.2%

Gross margin:
Subscription and support	77.4%	78.2%
Professional services and other	-24.4%	-31.5%
Total gross margin	64.3%	65.7%

Cost of subscription and support increased due to the following:

Category	Impact (in thousands)		Key Drivers
Personnel-related costs	h	$1,205

Increase in salary and benefits costs resulting from an increase in headcount directly associated with our cloud infrastructure, customer support and customer success organizations to support our customer growth and an increase in stock-based compensation, which reflects grants of additional equity awards to existing employees and of equity awards to new employees.

Depreciation and amortization	h	550	Increase in depreciation and amortization expense reflects the expansion of network capacity at our U.S. based co-location data center facilities.
Hosting costs	h	305	Increase in hosting costs as a result of our increased use of our international managed hosting service provider.
Various other items	h	779	Increase is due to various other insignificant items.

Our subscription and support gross margin were 77.4% and 78.2% for the three months ended March 31, 2015 and 2014, respectively. The slight decrease in subscription and support gross margin for the three months ended March 31, 2015 primarily reflects an increase in personnel-related costs resulting from headcount growth.

Cost of professional services and other increased due to the following:

Category	Impact (in thousands)		Key Drivers
Personnel-related costs	h	$2,151

Increase in salary and benefit cost resulting from an increase in headcount as we continue to grow our professional services organization to support demand for expert marketing services and an increase in stock-based compensation which reflects grants of additional equity awards to existing employees and of equity awards to new employees.

Various other items	h	345	The increase is due to various other insignificant items.

Our professional services and other gross margin were (24.4)% and (31.5)% for the three months ended March 31, 2015 and 2014, respectively. The improvement in gross margin for the three months ended March 31, 2015 was due to higher billable utilization of professional services consultants.

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

Research and Development

	Three Months Ended March 31,
(in thousands, except percentages)	2015	2014	$ Change	% Change
Research and development	$9,695	$7,131	$2,564	36.0%
Percentage of total revenue	21.1%	22.1%

Research and development expenses increased due to the following:

Category	Impact (in thousands)		Key Drivers
Personnel-related costs	h	$2,957

Increase in salary and benefits costs resulting from the increase in headcount to help continue the enhancement of our existing product suite and an increase in stock-based compensation, which reflects grants of additional equity awards to existing employees and of equity awards to new employees.

Capitalized software	i	(843)	Increase in capitalized costs is due to larger capitalizable projects.
Various other items	h	450	Increase is due to various other insignificant items.

We believe that continued investment in our technology is important for our future growth, and, as a result, we expect research and development expenses to increase in absolute dollars, and increase modestly as a percentage of total revenue for the remainder of 2015.

Sales and Marketing

	Three Months Ended March 31,
(in thousands, except percentages)	2015	2014	$ Change	% Change
Sales and marketing	$30,032	$20,368	$9,664	47.4%
Percentage of total revenue	65.3%	63.1%

Sales and marketing expenses increased due to the following:

Category	Impact (in thousands)		Key Drivers
Personnel-related costs	h	$5,049

Increase in salary and benefit costs was primarily driven by an increase in headcount for our sales, marketing and business development employees and executives and an increase in stock-based compensation reflects grants of additional equity awards to existing employees and of equity awards to new employees.

Marketing programs	h	1,404	Increase in marketing program costs reflects increased activity to support growth in our business.
Commissions	h	1,395	Increase in commission expense primarily reflects an increase in new customer acquisitions.
Facilities and IT allocations	h	897	Increase in the allocation of facility and IT expenses was due principally to headcount growth in the sales and marketing department and overall higher IT and facilities expenses.
Travel and entertainment	h	577	Increase in travel costs reflects the expansion of our enterprise sales efforts and increased international sales and marketing efforts.
Various other items	h	342	Increase is due to various other insignificant items.

We expect sales and marketing expenses to increase in absolute dollars and remain our largest expense in absolute dollars and as a percentage of total revenue, although they may fluctuate as a percentage of total revenue for the remainder of 2015.

General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2015	2014	$ Change	% Change
General and administrative	$8,782	$6,192	$2,590	41.8%
Percentage of total revenue	19.1%	19.2%

General and administrative expenses increased due to the following:

Category	Impact (in thousands)		Key Drivers
Personnel-related costs	h	$2,441

Increase in salary and benefit costs was primarily driven by an increase in headcount for our administrative, legal, human resources, finance and accounting departments and an increase in stock-based compensation reflects grants of additional equity awards to existing employees and of equity awards to new employees.

Various other items	h	149	Increase is due to various other insignificant items.

We expect that our general and administrative expenses will increase slightly in absolute dollars and increase modestly as a percentage of revenues as we continue to expand our business for the remainder of 2015.

Other Income (Expense), net

	Three Months Ended March 31,
(in thousands, except percentages)	2015	2014	$ Change	% Change
Other income (expense), net	$520	$(59)	$579	981.4%
Percentage of total revenue	1.1%	0.2%

Other income (expense), net increased due to the following:

Category	Impact (in thousands)		Key Drivers
Foreign exchange gain (loss)	h	$552	We recognized foreign exchange gains as the US dollar strengthened against the Euro and other foreign currencies in the three months ended March 31, 2015.
Various other items	h	27	Increase is due to various other insignificant items.

Provision (Benefit) for Income Taxes

	Three Months Ended March 31,
(in thousands, except percentages)	2015	2014	$ Change	% Change
Provision for income taxes	$212	$(14)	$226	1614.3%
Percentage of total revenue	0.5%	0.0%

We recognized a provision for income taxes of $212,000 during the three months ended March 31, 2015 compared to a benefit for income taxes of $14,000 during the three months ended March 31, 2014.  The provision for income taxes for the three months ended March 31, 2015 consisted primarily of foreign and state income taxes. The benefit for the three months ended March 31, 2014 is primarily due to the reduction of the deferred tax liability associated with the amortization of intangible assets from our acquisition of Insightera, partially offset by foreign and state income taxes.

Net Loss Attributable to Redeemable Non-Controlling Interests

	Three Months Ended March 31,
(in thousands, except percentages)	2015	2014	$ Change	% Change
Net loss attributable to non-controlling interest	$454	$11	$443	4027.3%
Percentage of total revenue	1.0%	0.0%

Increase in net loss attributable to redeemable non-controlling interest primarily reflects an increase in losses in our joint venture Marketo KK.

Liquidity and Capital Resources

To date, we have financed our operations through cash collected from customers as well as preferred equity financings, our IPO and concurrent private placement completed in May 2013, and our follow-on public offering completed in September 2013.  We also maintain a credit facility. As of March 31, 2015 and December 31, 2014, we had cash and cash equivalents of $103.8 million and $112.6 million, respectively, most of which was held in money market accounts.

In May 2012, we entered into a loan and security agreement with a bank related to a credit facility providing us with an equipment line of up to $4.0 million. In June 2013 we entered into a first amendment to the loan and security agreement, which provided an additional line of credit for advances of up to $4.5 million. The interest rate associated with both lines of credit is the greater of 4% or 0.75 of a percentage point above the bank’s prime rate, as determined on the applicable funding date. For each equipment loan advance, we pay interest only for approximately nine months. Subsequently, we make thirty-six equal monthly payments of principal and interest. In May 2014 we entered into a second amendment to revise the existing covenants associated with this facility.  As of March 31, 2015, we were in compliance with these revised covenants. As of March 31, 2015 and December 31, 2014, the outstanding loan balance was $4.7 million and $5.4 million, respectively. See Note 7 - Credit Facility to our Condensed Consolidated Financial Statements for a discussion of our credit facility.

A substantial source of our cash flow from operating activities results from changes in our deferred revenue balance, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our software subscriptions and professional services and is amortized into revenue in accordance with our revenue recognition policy. As of March 31, 2015 and December 31, 2014, we had working capital of $60.4 million and $66.0 million, respectively, which included $66.9 million and $62.9 million of deferred revenue recorded as a current liability, respectively. The decrease in our working capital at March 31, 2015 is primarily due to our net cash used in operating activities, total capital expenditures and repayment of debt, partially offset by proceeds received for common stock issued upon exercise of stock options and under our employee stock purchase plan, and the investment we received from the redeemable non-controlling interests holders in our Japan joint venture.

We assess our liquidity primarily through our cash on hand as well as the projected timing of billings under contract with our customers and related collection cycles. We believe our current cash and cash equivalents, cash to be received from existing and new customers will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

As of March 31, 2015, we held an aggregate of $94.3 million in cash and cash equivalents in the United States and an aggregate of $9.5 million in our foreign subsidiaries. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries. In the event funds from foreign operations are needed to fund cash needs in the United States and if United State taxes have not already been previously accrued, we would be required to accrue and pay additional United State taxes in order to repatriate these funds.

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

The table below provides selected cash flow information for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(8,535)	$(13,211)
Net cash used in investing activities	(4,828)	(2,758)
Net cash provided by financing activities	4,855	7,265
Net decrease in cash and cash equivalents, net of impact of foreign exchange rates on cash	(8,876)	(8,727)

Net Cash Used in Operating Activities

Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers using our cloud-based solutions and services, and the amount and timing of customer payments. Cash used in operating activities has historically come from a net loss driven by sales of subscriptions to our solutions and adjusted for non-cash expenses items, such as depreciation and amortization of property and equipment, stock- based compensation and acquired intangible assets. The percentage of customers that pay quarterly rather than annually changes every quarter. The percentage of customers who pay us quarterly has a material impact on our net cash used in operating activities.

Q1 2015

Factor	Impact (in millions)		Key Drivers
Net loss	i	$(18.6)	Cash used in operating activities during the first quarter of 2015 primarily reflected our net loss.
Depreciation and amortization	h	2.9	Add back of non-cash depreciation and amortization expense.
Stock-based compensation	h	9.3	Add back of non-cash stock based compensation expense.
Deferred revenue	h	4.7

Increase in deferred revenue, resulting primarily from the addition of new customers invoiced during the period and to a lesser extent, cross selling of additional products and increased usage of existing products to existing customers.

Accounts receivable	i	(2.8)

Increase in accounts receivable primarily reflects the timing of billings and an increase in days sales outstanding from 63 days sales outstanding during the fourth quarter of 2014 to 72 days sales outstanding in the first quarter of 2015.

Prepaid and other current assets	i	(4.2)

Increase to prepaid expenses and other current asset reflects an increase in prepaid costs related to our annual user summit which occurred in April 2015 and to a lesser extent, increase in amounts paid for annual subscription software services.

Various other items	h	0.2	Increase is due to various other insignificant items.

Q1 2014

Factor	Impact (in millions)		Key Drivers
Net loss	i	$(12.5)	Cash used in operating activities during the first quarter of 2014 primarily reflected our net loss
Depreciation and amortization	h	2.1	Add back of non-cash depreciation and amortization expense
Stock-based compensation	h	5.0	Add back of non-cash stock based compensation expense
Deferred revenue	h	4.3	Increase in deferred revenue primarily reflected the addition of new customers and the customer mix of more annual versus quarterly billing invoiced during the period
Accounts receivable	h	1.7

Decrease in accounts receivable primarily reflected the decrease in days’ sales outstanding (DSO), which were 71 days during the first quarter of 2014 compared to 87 days in the fourth quarter of 2013.

Prepaid expenses and other current assets	i	(3.7)

Increase in prepaid expenses and other current assets primarily reflected prepaid costs related to our annual user summit which occurred in April 2014 and to a lesser extent, amounts paid for annual subscription software services.

Accrued expenses and other current liabilities	i	(9.6)

Decrease in accounts payable and accrued expenses and other current liabilities primarily related to increase accruals associated with commissions, bonuses and accrued vacation payable after the end of the year, as well as increases in the liability for employee stock purchase plan and accrued marketing programs.

Various other items	i	(0.5)	Decrease is due to various other insignificant items.

Net Cash Used in Investing Activities

Q1 2015

Factor	Impact (in millions)		Key Drivers
Purchases of property and equipment	i	$(4.1)

Cash outflows for purchases of property and equipment. Our increase in property and equipment was associated with an increase in network equipment in our co-location data center facilities as we continue to expand capacity, as well as computer equipment, furniture and fixtures and leasehold improvements for supporting activities related to general growth in our business.

Capitalized software development	i	(0.5)	Cash outflows for software development projects.
Various other items	i	(0.2)	Decrease is due to various other insignificant items.

Q1 2014

Factor	Impact (in millions)		Key Drivers
Purchases of property and equipment	i	$(2.6)

Cash outflows for purchases of property and equipment primarily associated with an increase in equipment in our co-location data center facilities as we continue to expand capacity and to a lesser extent, increases associated with our higher employee headcount and supporting general growth in our business

Capitalized software development	i	(0.2)	Cash outflows for software development projects.

Net Cash Provided By Financing Activities

Q1 2015

Factor	Impact (in millions)		Key Drivers
Employee stock purchase plan	h	$2.9	Cash proceeds from the issuance of common stock under our employee stock purchase plan.
Stock option exercises	h	1.0	Cash proceeds received from the issuance of common stock upon the exercise of stock options.
Join venture proceeds	h	1.7	Cash inflows from investment proceeds received from our redeemable non-controlling interest holders in our Japan joint venture.
Debt repayments	i	(0.7)	Cash outflows related to principal repayments under our credit facility.

Q1 2014

Factor	Impact (in millions)		Key Drivers
Employee stock purchase plan	h	$3.4	Cash proceeds from the issuance of common stock under our employee stock purchase plan.
Stock option exercises	h	2.5	Cash proceeds received from the issuance of common stock upon the exercise of stock options.
Joint venture proceeds	h	2.0	Cash inflows from investment proceeds received from our redeemable non-controlling interest holders in our Japan joint venture.
Debt repayments	i	(0.3)	Cash outflows related to principal repayments under our credit facility.
Equity registration costs and follow-on offering costs	i	(0.3)	Cash payments related to costs associated with our follow-on offering and the registration of common stock issued in connection with our acquisition of Insightera during the fourth quarter of 2013.

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

There have been no significant changes in our critical accounting policies and estimates during the first three months of 2015 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

In April 2015, the FASB issued new accounting guidance, Simplifying the Presentation of Debt Issuance Costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The debt issuance costs guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted.  We have elected not to early adopt. The adoption of the debt guidance is not expected to have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer. Unless amended or delayed by the FASB, the new standard would be effective for us on January 1, 2017. Early application would be permitted. The standard permits the use of either the retrospective or cumulative effect transition method.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Contractual Obligations and Commitments

Our primary contractual obligations are from our operating leases, a credit facility and other contractual commitments. See Note 7 - Credit Facility to our condensed consolidated financial statements for a discussion of our credit facility. Except as set forth below, there were no material changes in our commitments under contractual obligations, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2014.

In February 2015, the Company entered into a definitive lease agreement whereby the Company will lease approximately 6,448 square feet of office space in Sydney Australia. The Company’s future minimum lease payments under this agreement are approximately $1.0 million, payable over the thirty-six month term of the lease.

In March 2015, the Company entered into a definitive lease agreement whereby the Company will lease approximately 4,147 square feet of office space in Tokyo, Japan. The Company’s future minimum lease payments under this agreement are approximately $1.4 million, payable over the forty-two month term of the lease.

As of March 31, 2015, future minimum operating lease payments are as follow (in thousands):

2015 (9 months)	$4,390
2016	6,359
2017	6,529
2018	4,533
2019	470
Total	$22,281

Additionally, in January 2015, the Company entered into a renewal agreement with a customer relationship management vendor. The Company’s contractual obligation under this agreement is approximately $4.0 million, payable over the thirty-six month term of the agreement.

In January 2015, the Company also entered into a renewal agreement with a data center vendor. The Company’s contractual obligation under this agreement is approximately $1.4 million, payable over the thirty-six month term of the agreement.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

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

We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. As a result, we recognize foreign currency (gains) losses from time to time related to these transactions. We recognized foreign currency (gains) losses of approximately $(552,000) and $(8,000) for the three months ended March 31, 2015 and 2014, respectively. A 10% increase or decrease in the U.S. dollar exchange rate relative to any other currency would not have a material impact on our revenue or operating results.

Interest Rate Sensitivity

We have a credit facility with outstanding equipment advances of approximately $4.7 million and $5.4 million as of March 31, 2015 and December 31, 2014, respectively. The interest rate associated with this facility is the greater of 4% or three quarters of a percentage point above the prime rate. A one percent increase in the prime rate would not have an impact on our operating results as the greater of the two rates is 4%, and we would still pay interest of 4%. A 10% increase or decrease in interest rates would not result in a material change in either our obligations under this facility or in the returns on our cash and cash equivalents.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

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

We generated net losses attributable to Marketo of $54.3 million, $47.4 million and $34.4 million in 2014, 2013 and 2012, respectively and $18.2 million for the three months ended March 31, 2015. As of March 31, 2015, we had an accumulated deficit of $202.1 million. We will need to generate and sustain increased revenue levels in future periods in order to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our marketing and sales operations, develop and enhance our solutions, meet the increased compliance requirements associated with our operation as a public company, expand our data center infrastructure and services capabilities and expand into new markets. Historically, we also have experienced negative gross margins on our professional services, which are expected to continue to be negative. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

If we are unable to attract new customers or sell additional services and functionality to our existing customers, our revenue growth will be adversely affected.

To increase our revenue, we must add new customers, encourage existing customers to renew their subscriptions on terms favorable to us, increase their usage of our solutions, and sell additional functionality and services to existing customers. As our industry matures, as interactive channels develop further, or as competitors introduce lower cost and/or differentiated products or services that are perceived to compete with ours, our ability to sell and renew based on pricing, technology and functionality could be impaired. In addition, attracting and retaining enterprise customers may require us to effectively employ different strategies than we have historically used to attract and retain SMB customers, and we may face challenges in doing so. As a result, we may be unable to renew our agreements with existing customers or attract new customers or new business from existing customers on terms that would be favorable or comparable to prior periods, which could have an adverse effect on our revenue and growth.

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

We also expect that new competitors, such as enterprise software vendors that have traditionally focused on enterprise resource planning or back office applications, will continue to enter the marketing software market with competing products, which could have an adverse effect on our business, operating results and financial condition. For example, due to the growing awareness of the importance of technology solutions to modern engagement marketing, we expect to face additional competition from new entrants to our markets. In addition to salesforce.com’s acquisition of ExactTarget, other sales force automation and CRM system vendors, such as Microsoft, NetSuite and SAP, could acquire or develop solutions that compete with our offerings. Some of these companies have acquired social media marketing and other marketing software providers to integrate with their broader offerings.

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

In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, Oracle acquired our competitor Eloqua in 2012 and ExactTarget acquired our competitor Pardot in 2012 and salesforce.com subsequently acquired ExactTarget in July 2013. Other companies such as Adobe and IBM have also acquired companies in the marketing automation and/or social marketing and related spaces. These acquisitions have resulted in fewer but larger companies with whom we compete for customers. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distribution and technology partners or other parties with whom we have relationships, thereby limiting our ability to promote and implement our solutions. We may not be able to compete successfully against current or future competitors, and competitive pressures may harm our business, operating results and financial condition.

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

As of March 31, 2015, a significant percentage of our customers continued to integrate our solutions with certain capabilities of salesforce.com using publicly available application programming interfaces (APIs). In general, we rely on the fact that salesforce.com continues to allow us access to its APIs to enable these customer integrations. To date, we have not relied on a long-term written contract to govern our relationship with salesforce.com. Instead, we are subject to the standard terms and conditions for application developers of salesforce.com, which govern the distribution, operation and fees of applications on the salesforce.com platform, and which are subject to change by salesforce.com from time to time. While we expect the majority of our revenue to continue to come from customers who also use the salesforce.com platform in the near term, we also integrate our solutions with other platform providers, including Microsoft, NetSuite, SAP and SugarCRM. Any deterioration in our relationship with any platform provider could harm our business and adversely affect our operating results.

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

Our historical growth rates may not be indicative of our future growth and, if we continue to grow, we may not be able to manage our growth effectively.

From 2012 to 2014, our annual revenue grew from $58.4 million to $150.0 million. For the three months ended March 31, 2015, our revenue grew to $46.0 million from $32.3 million during the three months ended March 31, 2014. We expect that, in the future, if our revenue increases to higher levels, our revenue growth rate will decline. We believe growth of our revenue depends on a number of factors, including our ability to:

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

We currently host our solutions at facilities located in the United States, the European Union and Australia. The continuous availability of our service depends on the operations of those facilities, on a variety of network service providers, on third-party vendors and on our own data center operations staff. In addition, we depend on our third-party facility providers’ abilities to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. If there are any lapses of service or damage to a facility or our computer equipment or systems, we could experience lengthy interruptions in our service as well as delays and additional expenses in arranging new facilities, services, computer equipment or systems. Even with current and planned disaster recovery arrangements, which, to date, have not been tested in an actual crisis, our business could be harmed.

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

As our customer base grows and as customers use our solutions for more advanced engagement marketing programs, we will need to devote additional resources to improving our application architecture, integrating with third-party systems, and maintaining infrastructure performance. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base, particularly as our customer demographics expand over time. Any failure of or delay in these efforts could cause impaired system performance and reduced customer satisfaction. These issues could reduce the attractiveness of our marketing solutions to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, the issuance of service credits, or requested refunds, which could adversely affect our revenue growth and harm our reputation. Even if we are able to upgrade our systems and expand our staff, any such expansion will be expensive and complex, requiring management time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely affect our financial results.

If we are unable to further penetrate the business to consumer (B2C) market and additional vertical industries, our revenue may not grow and our operating results may be harmed.

Currently, a significant majority of our revenue is derived from companies in the business to business  market and a significant portion is derived from customers in the technology industry. An important part of our strategy, however, is to further penetrate the B2C market and vertical industries outside of technology, such as healthcare. We have less experience in this market and these industries, and expanding into them may require us to develop additional features for our products, expand our expertise in certain areas, and add sales and support personnel possessing familiarity with this market and the relevant vertical industries. In addition, B2C customers may have greater usage requirements during their peak selling seasons which could put pressure on our systems and infrastructure and require us to expand these systems and infrastructure to meet increased demand. As a result of these and other factors, our efforts to expand further into the B2C market and further into additional vertical industries may be expensive, may not succeed and may harm our revenue growth and operating results.

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

As a subscription-based business, we recognize revenue over the term of each of our contracts, which is typically one year, but ranges from one to three years. As a result, much of the revenue we report each quarter results from contracts entered into during previous quarters. Consequently, a shortfall in demand for our solutions and professional services or a decline in new or renewed contracts in any one quarter may not significantly reduce our revenue for that quarter but could negatively affect our revenue in the future. Accordingly, the effect of significant downturns in new sales or renewals of our marketing solutions will not be reflected in full in our operating results until future periods. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable term of the contracts.

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

•                  currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we choose to do so in the future;

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

Our strategy is to sell our marketing solutions to organizations of broadly different sizes, from SMBs to large enterprises. Our gross margins can vary depending on numerous factors related to the implementation and use of our marketing solutions, including the sophistication and intensity of our customers’ use of our solutions and the level of professional services and support required by a customer. For example, our enterprise customers typically require more professional services and because our professional services offerings typically have a higher cost of revenue than subscriptions to our solutions, any increase in sales of professional services would have an adverse effect on our overall gross margin and operating results. Providing professional services to enterprises allows us to utilize our staff more efficiently than is the case in providing professional services to other customers or in other contexts; consequently, while an increase in providing professional services to enterprises typically hurts our overall gross margin, it may improve our professional services and other gross margin. Sales to enterprise customers may also entail longer sales cycles and more significant selling efforts. Selling to SMB customers may involve smaller contract size, higher relative selling costs and greater credit risk and uncertainty. If the mix of organizations that purchase our solutions changes, or the mix of solution components purchased by our customers changes, our gross margins could decrease and our operating results could be adversely affected.

If we fail to maintain our thought leadership position in modern engagement marketing, our business may suffer.

We believe that maintaining our thought leadership position in modern engagement marketing is an important element in attracting new customers. We devote significant resources to develop and maintain our thought leadership position, with a focus on identifying and interpreting emerging trends in engagement marketing, shaping and guiding industry dialog, and creating and sharing the best marketing practices. Our activities related to developing and maintaining our thought leadership may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in such effort. We rely upon the continued services of our management and employees with domain expertise in modern engagement marketing to maintain our leadership position, and the loss of any key management or employees in this area could harm our competitive position and reputation. If we fail to successfully grow and maintain our thought leadership position, we may not attract new customers or retain our existing customers, and our business could suffer. In addition, we may incur expenses in our attempts to maintain our thought leadership position, which could affect our profitability and business.

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

In addition, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM Act) establishes certain requirements for senders of commercial email messages, such as providing recipients with the ability to opt out of receiving future commercial emails from the sender. The ability of our customers’ message recipients to opt out of receiving commercial emails may minimize the effectiveness of the email components of our marketing solutions. The Telephone Consumer Protection Act allows companies to send some types of commercial text messages only when the recipient has opted into the receipt of such text messages. In addition, certain states and foreign jurisdictions, such as Australia, Canada and the European Union, have enacted laws that regulate sending email, and some of these laws are more restrictive than U.S. laws. For example, Canada’s Anti-Spam Legislation prohibits sending unsolicited email unless the recipient has provided the sender advance consent to receipt of such email, or in other words has “opted-in” to receiving it. A requirement that recipients opt into, or the ability of recipients to opt out of, receiving commercial emails and texts may minimize the effectiveness of our solutions.

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

Privacy concerns may cause consumers to resist providing the personal data necessary to allow our customers to use our service effectively. We have implemented various features intended to enable our customers to better protect consumer privacy, but these measures may not alleviate all potential privacy concerns and threats. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our service in certain industries. In addition to government activity, privacy advocacy groups and the marketing and other industries are considering various new, additional or different self- regulatory standards that may place additional burdens on us. The costs of compliance with, and other burdens imposed by, the foregoing laws, regulations, policies and actions may limit the use and adoption of our cloud-based marketing solutions and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance or loss of any such action.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act) the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), and the rules and regulations of The NASDAQ Stock Market. The requirements of these rules and regulations increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We may experience difficulty in meeting these reporting requirements in a timely manner, particularly if material weaknesses or significant deficiencies persist. In the past certain significant deficiencies have been identified in our internal financial and accounting controls and procedures. In addition, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). If we are unable to comply with the requirements of Section 404 in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Generally accepted accounting principles in the United States are subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. Accounting for revenue from sales of subscriptions to software is particularly complex, is often the subject of intense scrutiny by the SEC, and will evolve as FASB continues to consider applicable accounting standards in this area.

For example, the Financial Accounting Standards Board (FASB) is currently working together with the International Accounting Standards Board (IASB) to converge certain accounting principles and facilitate more comparable financial reporting between companies that are required to follow U.S. GAAP and those that are required to follow International Financial Reporting Standards (IFRS). In connection with this initiative, the FASB issued a new accounting standard for revenue recognition in May 2014—Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)”—that supersedes nearly all existing U.S. GAAP revenue recognition guidance. Although we are currently in the process of evaluating the impact of ASU 2014-09 on our consolidated financial statements, it could change the way we account for the costs to obtain or fulfill a contract with a customer or for certain of our sales transactions. Adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. If no or few securities or industry analysts cover our company, the trading price for our stock could be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes incorrect or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially own a significant portion of our common stock outstanding as of March 31, 2015. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

In addition, certain holders of our common stock as of March 31, 2015 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we are able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years or such earlier time that we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non—convertible debt securities; and the last day of the fiscal year ending after the fifth anniversary of our initial public offering. We may choose to take advantage of some but not all of these reduced reporting burdens. Because we take advantage of some of these reduced reporting requirements, the information that we provide our security holders in future filings may be different than you might get from other public companies in which you hold equity interests.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                   Default Upon Senior Securities

None.

Item 4.                   Mine Safety Disclosures

None.

Item 5.                   Other Information

None.

Item 6.                   Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT

INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Certificate of Incorporation of the Company filed May 22, 2013.	10-Q	3.1	August 9, 2013
3.2	Bylaws of the Company dated May 22, 2013.	10-Q	3.2	August 9, 2013
10.1	2013 Equity Incentive Plan - Form of performance share agreement	8-K	10.1	February 11, 2015
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101

The following materials from the Marketo, Inc. Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i)the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

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

Marketo, Inc.

Date: May 8, 2015	By:	/s/ Frederick A. Ball

Frederick A. Ball

Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)