Form 10-Q
period 2015-06-30
Marketo, Inc.
filed 2015-08-07
CIK 1490660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-35909

MARKETO, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	56-2558241
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

901 Mariners Island Boulevard, Suite 500

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

There were 42,705,841 shares of the registrant’s Common Stock issued and outstanding as of August 3, 2015.

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

•                  our ability to successfully execute our R&D program and to continue to develop and innovate product offerings at the same pace;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MARKETO, INC.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30,	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$110,445	$112,644
Accounts receivable, net of allowances	45,744	37,867
Prepaid expenses and other current assets	7,801	5,756
Total current assets	163,990	156,267
Property and equipment, net	20,661	16,832
Goodwill	29,201	29,201
Intangible assets, net	6,933	7,076
Other assets	2,101	1,035
Total assets	$222,886	$210,411

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,453	$3,901
Accrued expenses and other current liabilities	23,680	20,691
Deferred revenue	80,620	62,945
Current portion of credit facility	2,643	2,719
Total current liabilities	112,396	90,256
Credit facility, net of current portion	1,382	2,653
Other liabilities	3,962	3,526
Total liabilities	117,740	96,435

Commitments and contingencies (Note 8)

Redeemable non-controlling interests (Note 2 and Note 6)	2,246	800
Stockholder’s equity:
Common stock	4	4
Additional paid-in capital	322,372	297,420
Accumulated other comprehensive loss	(382)	(350)
Accumulated deficit	(219,094)	(183,898)
Total stockholders’ equity	102,900	113,176
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$222,886	$210,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETO, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue:
Subscription and support	$43,757	$31,236	$83,857	$59,847
Professional services and other	6,923	4,794	12,823	8,475
Total revenue	50,680	36,030	96,680	68,322
Cost of revenue:
Subscription and support	9,770	6,876	18,844	13,111
Professional services and other	8,177	5,540	15,514	10,381
Total cost of revenue	17,947	12,416	34,358	23,492
Gross profit:
Subscription and support	33,987	24,360	65,013	46,736
Professional services and other	(1,254)	(746)	(2,691)	(1,906)
Total gross profit	32,733	23,614	62,322	44,830
Operating expenses:
Research and development	9,168	7,198	18,863	14,329
Sales and marketing	32,055	23,786	62,087	44,154
General and administrative	8,960	5,731	17,742	11,923
Total operating expenses	50,183	36,715	98,692	70,406
Loss from operations	(17,450)	(13,101)	(36,370)	(25,576)
Other income (expense), net	97	(186)	617	(245)
Loss before provision (benefit) for income taxes	(17,353)	(13,287)	(35,753)	(25,821)
Provision (benefit) for income taxes	100	(16)	312	(30)
Net loss	(17,453)	(13,271)	(36,065)	(25,791)
Net loss and adjustment attributable to redeemable non-controlling interests (See Note 2)	(497)	159	(43)	170
Net loss attributable to Marketo	$(17,950)	$(13,112)	$(36,108)	$(25,621)

Net loss per share of common stock, basic and diluted	$(0.43)	$(0.33)	$(0.86)	$(0.64)
Shares used in computing net loss per share of common stock, basic and diluted	42,163	40,271	41,889	39,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETO, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(17,453)	$(13,271)	$(36,065)	$(25,791)
Other comprehensive income (loss):
Foreign currency translation adjustments	(164)	115	(74)	65
Total comprehensive loss	(17,617)	(13,156)	(36,139)	(25,726)
Net loss attributable to redeemable non-controlling interests (excluding adjustment to redeemable non-controlling interest)	415	159	869	170
Other comprehensive (income) loss attributable to redeemable non-controlling interests	45	(20)	42	(18)
Comprehensive loss attributable to Marketo	$(17,157)	$(13,017)	$(35,228)	$(25,574)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss:
Net loss attributable to Marketo	$(36,108)	$(25,621)
Net loss and adjustment attributable to redeemable non-controlling interests	43	(170)
Net loss	(36,065)	(25,791)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,285	4,344
Stock-based compensation expense	19,007	10,918
Deferred income taxes	247	(143)
Reduction of allowance for doubtful accounts	236	92
Changes in operating assets and liabilities:
Accounts receivable	(8,478)	(2,805)
Prepaid expenses and other current assets	(2,019)	(2,151)
Other assets	(861)	(579)
Accounts payable	2,188	478
Accrued expenses and other current liabilities	2,532	(5,823)
Deferred revenue	18,283	11,837
Other liabilities	77	(21)
Net cash provided by (used in) operating activities	1,432	(9,644)
Cash flows from investing activities:
Increase in restricted cash	(215)	—
Purchase of property and equipment	(8,324)	(4,263)
Capitalized software development	(772)	(404)
Net cash used in investing activities	(9,311)	(4,667)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	3,018	3,327
Proceeds from the issuance of common stock issued under the employee stock purchase plan	2,885	3,384
Investment from redeemable non-controlling interests	1,678	1,953
Repurchase of unvested common stock from terminated employees	(32)	(46)
Withholding taxes remitted for the net share settlement of equity awards	(74)	(1,692)
Repayment of debt	(1,346)	(868)
Payment of deferred follow-on offering costs	—	(104)
Payment incurred for common stock registration related to acquisition	—	(319)
Net cash provided by financing activities	6,129	5,635
Effect of foreign exchange rate changes on cash and cash equivalents	(449)	91
Net decrease in cash and cash equivalents	(2,199)	(8,585)
Cash and cash equivalents — beginning of period	112,644	128,299
Cash and cash equivalents — end of period	$110,445	$119,714
Supplemental disclosures of cash flow information:
Cash paid for interest	$97	$147
Cash paid for income taxes	116	44
Supplemental disclosure of noncash investing and financing activities:
Vesting of early exercise options	82	190
Unpaid and accrued fixed assets	1,252	1,063
Property and equipment acquired through tenant improvement allowance	211	—

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

Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes of the Company reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The unaudited condensed consolidated financial statements include the accounts of Marketo and its wholly owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year ending December 31, 2015. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (SEC). These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes presented in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2015. There have been no material changes in the Company’s significant accounting policies from those that were disclosed in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2014. Certain immaterial amounts in the prior period condensed consolidated statement of cash flows within the cash provided by (used in) operating activities have been reclassified to conform to the current period presentation.

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

In April 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40). The pronouncement was issued to provide guidance concerning accounting for fees in a cloud computing arrangement. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2015-05 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  ASU 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer. The new standard is expected to become effective for the Company on January 1, 2018. Additionally, early application is permitted, but no earlier than the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

2. Joint Venture

In February 2014, the Company entered into an agreement with SunBridge Corporation and Dentsu eMarketing One K.K. (collectively, the Investors) to engage in the investment, organization, management and operation of a Japanese subsidiary (Marketo KK) of the Company that is focused on the sale of the Company’s products and services in Japan. The Investors initially contributed approximately $2.0 million (200,000,000 Japanese Yen) in cash in exchange for 35.4% of the outstanding common stock of Marketo KK. Furthermore, under the agreement, the Company and the Investors agreed to subscribe to additional shares by contributing additional funding of approximately $2.0 million (237,480,955 Japanese Yen) and approximately $1.7 million (200,000,000 Japanese Yen), respectively, which occurred in March 2015. As of June 30, 2015, the Company and the Investors owned approximately 60.1% and 39.9% of the outstanding common stock in Marketo KK, respectively. See Note 6 for the activity in the redeemable non-controlling interests balance.

Twenty percent of the common stock held by the Investors may be callable by the Company or puttable by the Investors beginning on the seventh anniversary of the initial capital contribution by the Investors. This percentage increases to forty percent and one hundred percent on the eighth and tenth anniversary, respectively.  Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the relative revenues of Marketo KK and the Company and may be settled, at the Company’s discretion, with Company stock (with no limit on the shares that may be issued) or cash.  Additionally, the common stock held by the Investors may be callable or puttable following a change of control of the Company.  The redeemable non-controlling interests in Marketo KK are classified outside of permanent equity in the Company’s condensed consolidated balance sheet as of June 30, 2015, primarily due to the put right available to the redeemable non-controlling interest holders in the future which may be settled in cash or common stock of the Company. The balance of the redeemable non-controlling interests is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings, or its estimated redemption value. Accordingly, at June 30, 2015 the Company adjusted the redeemable non-controlling interest to its expected redemption value, resulting in a $0.9 million reduction to additional paid-in-capital.

The following table reconciles net loss attributable to redeemable non-controlling interest for periods indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss attributable to redeemable non-controlling interest (before adjustment to redeemable non-controlling interest)	$415	$159	$869	$170

Adjustment to redeemable non-controlling interest	(912)	—	(912)	—

Net loss and adjustment attributable to redeemable non-controlling interest	$(497)	$159	$(43)	$170

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

As of June 30, 2015 and December 31, 2014, financial assets measured at fair value on a recurring basis were comprised of money market funds and certificates of deposit included within cash and cash equivalents.

The fair value of these financial assets was determined using the following inputs for the periods presented:

	June 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$93,055	$—	$—	$104,021	$—	$—
Certificates of deposit	—	25	—	—	25	—
Total	$93,055	$25	$—	$104,021	$25	$—

4. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	June 30,	December 31,
	2015	2014
	(in thousands)
Cash	$17,365	$8,598
Cash equivalents:
Money market funds	93,055	104,021
Certificates of deposit	25	25
	93,080	104,046
Cash and cash equivalents	$110,445	$112,644

Accounts Receivable

Accounts receivable consist of the following:

	June 30,	December 31,
	2015	2014
	(in thousands)
Accounts receivable	$46,083	$38,260
Allowance for doubtful accounts	(339)	(393)
Accounts receivable, net	$45,744	$37,867

Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2015	2014
	(in thousands)
Computer equipment	$23,633	$18,384
Software	2,900	2,417
Office furniture	2,449	2,071
Leasehold improvements	6,466	5,123
Construction in progress	2,745	1,745
Total property and equipment	38,193	29,740
Less accumulated depreciation	(17,532)	(12,908)
Property and equipment, net	$20,661	$16,832

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	June 30,	December 31,
	2015	2014
	(in thousands)
Accrued bonuses, commissions and wages	$11,318	$10,553
Accrued ESPP	2,242	2,324
Accrued vacation	3,724	2,972
Accrued marketing expenses	1,072	1,313
Accrued other	5,324	3,529
Total	$23,680	$20,691

5. Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	Weighted Average Remaining Useful Life	December 31, 2014	Weighted Average Remaining Useful Life
	(in thousands)	(in years)	(in thousands)	(in years)
Developed technology	$6,050	2.4	$6,050	2.9
Domain names	950	3.2	950	3.6
Customer relationships	1,600	1.2	1,600	1.6
Non-compete agreements	580	2.5	580	3.0
Capitalized software development costs	3,527	1.4	2,042	1.2
	12,707		11,222
Less accumulated amortization	(5,774)		(4,146)
Intangible assets, net	6,933		7,076
Goodwill	29,201		29,201
Goodwill and intangible assets, net	$36,134		$36,277

Amortization expense for the periods indicated below was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization expense	$892	$503	$1,628	$1,020

Based on the carrying amount of intangible assets as of June 30, 2015, the estimated future amortization is as follows (in thousands):

	Six Months Ending December 31,	Years Ending December 31,
	2015	2016	2017	2018	2019	Total
Developed Technology	$754	$1,508	$1,406	$—	$—	$3,668
Domain Names	92	180	100	100	29	501
Customer Relationships	274	315	—	—	—	589
Non-Compete Agreements	75	150	144	—	—	369
Capitalized Software Development Costs	714	928	164	—	—	1,806

Total	$1,909	$3,081	$1,814	$100	$29	$6,933

6. Stockholders’ Equity and Redeemable Non-controlling Interests

The following table summarizes the activity in stockholders’ equity and redeemable non-controlling interests for the period indicated below (in thousands):

	Total Stockholders’ Equity	Redeemable Non-controlling Interests

Balance as of December 31, 2014	$113,176	$800
Issuance of common stock upon exercise and early exercise of stock options	3,018	—
Issuance of common stock under employee stock purchase plan	2,885	—
Investment by redeemable non-controlling interests	233	1,445
Adjustment to redemption value	(912)	912
Withholding taxes for the net share settlement of equity awards	(77)	—
Vesting of early exercised options	82	—
Stock-based compensation expense	19,723	—
Net loss	(35,196)	(869)
Foreign currency translation adjustments	(32)	(42)
Balance as of June 30, 2015	$102,900	$2,246

For the six months ended June 30, 2015, the Company incurred $19.0 million of stock-based compensation expense and capitalized stock-based compensation expense of $0.7 million associated with the Company’s internal-use software projects.

7. Credit Facility

In May 2012, the Company entered into a loan and security agreement with a bank related to an equipment facility providing the Company with an equipment line of up to $4.0 million. In June 2013, the Company entered into a first amendment to the loan and security agreement, which provided an additional line of credit for advances of up to $4.5 million. The interest rate associated with both lines of credit is the greater of 4% or three-quarters percentage points above the prime rate, as determined on the applicable funding date. For each equipment advance, the Company paid interest only for approximately nine months. Subsequently, the Company is obligated to make thirty-six equal monthly payments of principal and interest. The loan is secured by a security interest on substantially all of the Company’s assets, including the equipment purchased with the advances, and excludes the Company’s intellectual property. The loan and security agreement contains customary events of default and provides that during the existence of an event of default, interest on the obligations could be increased by 5%.

In May 2014, the Company entered into a second amendment to the loan and security agreement to amend various covenants. Under the second amendment the Company is required to maintain compliance with certain financial covenants, which include maintaining a minimum cash balance with the bank and various reporting covenants. As of June 30, 2015, the Company was in compliance with these covenants.  As of June 30, 2015 and December 31, 2014, the outstanding loan balance was $4.0 million and $5.4 million, respectively.

There were no material changes in the Company’s commitments under the outstanding loan balance, which was disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2014.

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

As of June 30, 2015, future minimum operating lease payments are as follows (in thousands):

2015 (6 months)	$2,998
2016	6,395
2017	6,632
2018	4,644
2019	582
Thereafter	—
Total	$21,251

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

9. Stockholder’s Equity and Stock Based Compensation

Common Stock Authorized and Outstanding

As of June 30, 2015, the Company was authorized to issue 1,000,000,000 common shares with a par value of $0.0001 per share and 20,000,000 convertible preferred shares with a par value of $0.0001 per share. As of June 30, 2015, the Company had approximately 42.6 million shares of common stock issued and outstanding.

Summary of Stock Option Activity

A summary of the Company’s stock option activity under all stock option plans and related information for six months ended June 30, 2015 is as follows:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)

Balance as of December 31, 2014	5,404	$11.55	7.56	$120,595
Granted	51	29.28
Exercised	(665)	4.53
Repurchased	—	—
Cancelled/forfeited	(292)	15.79
Balance as of June 30, 2015	4,498	12.51	7.05	79,630

Exercisable as of June 30, 2015	3,794	8.12	6.74	79,156
Vested and expected to vest as of June 30, 2015	4,274	12.08	6.99	$77,076

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing price of $28.06 as of June 30, 2015 for options that were in-the-money as of that date.

Option awards generally vest over a four year period, with 25% vesting one year from date of grant and monthly thereafter. Stock options granted under the Company’s 2006 Plan provided option holders with an early exercise provision, where in the event of termination any exercised and unvested shares are subject to repurchase by the Company at the original purchase price. This right of repurchase lapses as the option vests. Options exercisable as of June 30, 2015 include options that are exercisable prior to vesting.

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised were as follows (in thousands, except weighted average grant date fair value):

	Six Months Ended June 30,
	2015	2014
Weighted average grant date fair value of options granted	$12.55	$20.79
Total intrinsic value of options exercised	$16,706	$33,190

The total estimated grant date fair value of options vested during the six months ended June 30, 2015 was approximately $8.7 million.

Determining Fair Value of Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used to estimate the fair value of options granted to employees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected term (in years)	6	6	6	6
Risk-free interest rate	1.70%	1.90% - 1.97%	1.70%	1.84% - 1.97%
Expected volatility	44.80%	49% - 55%	44.80%	49% - 56%
Expected dividend rate	0%	0%	0%	0%

Restricted Stock Units

A summary of the Company’s Restricted Stock Units (RSUs) activity and related information for the six months ended June 30, 2015 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	(in thousands)		(in thousands)

Balance as of December 31, 2014	2,360	$33.30	$77,207
RSUs Granted	1,256	33.65
RSUs Vested	(299)	36.94
RSUs Cancelled/Forfeited	(367)	32.39
Balance as of June 30, 2015	2,950	$33.19	$82,763

RSUs are generally subject to a time-based vesting condition that ranges from 3 to 4 years.

The aggregate intrinsic value of RSUs outstanding at June 30, 2015 was determined using the Company’s closing stock price of $28.06 per share as of June 30, 2015.

The weighted average grant date fair value of RSUs granted and the total intrinsic value of RSUs that vested during the periods presented were as follows (in thousands, except weighted average grant date fair value):

	Six Months Ended June 30,
	2015	2014
Weighted average grant date fair value of RSUs granted	$33.65	$38.29
Total intrinsic value of vested RSUs	$8,472	$4,237

Market Stock Units

In February 2015, the Compensation and Leadership Development Committee of the Company’s Board of Directors granted market-performance based restricted stock units (MSUs) to its executive officers. The MSU awards were granted under the Company’s 2013 Equity Incentive Plan.

Each MSU award granted in the first quarter of fiscal 2015 contains three separate tranches. The actual number of MSUs eligible to vest in each tranche is based on the performance of the Company’s stock price relative to the performance of the NASDAQ Composite Index over the vesting period of each tranche, which ranges from one to three years. MSU participants have the ability to receive up to 100% of the target number of shares in tranche 1 and 2 and up to 150% of the target number of shares in tranche 3.

A summary of the Company’s MSU activity and related information for the six months ended June 30, 2015 is as follows:

	Number of Shares Underlying MSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)

Balance as of December 31, 2014	—	$—	—	$—
MSUs Granted	240	37.53
MSUs Vested	—	—
MSUs Cancelled/Forfeited	(15)	37.53
Balance as of June 30, 2015	225	$37.53	1.63	$6,308

The aggregate intrinsic value of MSUs outstanding was determined using the Company’s closing stock price of $28.06 as of June 30, 2015.

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

The fair value of the MSUs granted during the first six months of fiscal 2015 was estimated using the following weighted-average assumptions:

Six Months Ended
June 30, 2015

Expected term (in years)	3
Risk-free interest rate	0.99%
Expected volatility	39%
Expected dividend rate	0%

Employee Stock Purchase Plan

The assumptions used to value employee stock purchase rights under the Black-Scholes model during the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
	2015	2014
Expected term (in months)	6	6 - 9
Risk-free interest rate	0.05% - 0.07%	0.08% - 0.11%
Expected volatility	39% - 43%	41% - 42%
Expected dividend rate	0%	0%

During the first six months of fiscal 2015, the Company issued approximately 0.1 million shares of common stock under the Company’s Employee Stock Purchase Plan (ESPP) with an average purchase price of $23.87 per share.

Stock Compensation Expense

The stock-based compensation expense included in operating results was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Cost of subscription and support revenue	$626	$419	$1,245	$803
Cost of professional services and other revenue	1,100	610	2,037	1,057
Research and development	1,639	1,173	3,955	2,252
Sales and marketing	3,404	2,095	6,206	3,874
General and administrative	2,957	1,614	5,564	2,932
Total stock-based compensation expense	$9,726	$5,911	$19,007	$10,918

For the six months ended June 30, 2015, the Company incurred expenses of $4.3 million for options, $12.6 million for RSUs, $2.0 million for MSUs and $0.8 million for ESPP shares. Additionally, the Company capitalized stock-based compensation expense of $0.7 million associated with the Company’s internal-use software projects. Amounts for the six months ended June 30, 2015 include stock compensation expense of $1.0 million related to performance-based RSUs that are tied to product milestones issued in connection with an acquisition that occurred in December 2014.

As of June 30, 2015, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was as follows:

	June 30, 2015
	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)	(in years)
Stock options	$14,547	1.77
Restricted stock units and market stock units	70,650	2.93
Employee stock purchase plan	202	0.13
Total unrecognized stock-based compensation expense	$85,399	2.73

10. Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture as they are not deemed to be issued for accounting purposes. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including preferred stock, stock options, RSUs and ESPP shares, to the extent they are dilutive.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock under the two-class method attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amount)
Numerator:
Net loss attributable to Marketo	$(17,950)	$(13,112)	$(36,108)	$(25,621)
Denominator:
Weighted-average common shares outstanding	42,333	40,494	42,075	40,134
Less: Weighted-average unvested common shares subject to repurchase or forfeiture and shares held in escrow	(170)	(223)	(186)	(236)
Weighted-average shares used in computing net loss per share of common stock, basic and diluted	42,163	40,271	41,889	39,898
Net loss per share of common stock, basic and diluted	$(0.43)	$(0.33)	$(0.86)	$(0.64)

The Company applied the two-class method to calculate its basic and diluted net loss per share of common stock, as its common stock subject to repurchase and common stock held in escrow are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common shareholders.

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

	As of June 30,
	2015	2014
	(in thousands)
Stock options to purchase common stock	4,498	5,974
Employee stock purchase plan	110	123
Common stock held in escrow	22	137
Common stock subject to repurchase	23	76
Restricted stock units and market stock units	3,175	1,513
	7,828	7,823

11. Income Taxes

The provision for income taxes for the three and six months ended June 30, 2015 was approximately $0.1 million and $0.3 million, respectively. The provision for income taxes for the three and six months ended June 30, 2015 consisted primarily of foreign and state income taxes. The benefit for income taxes for the three and six months ended June 30, 2014 was approximately $16,000 and $30,000, respectively, consisting primarily of foreign and state income taxes offset by a deferred tax benefit resulting primarily from the reduction in the foreign deferred tax liability as a result of the amortization of the acquired intangibles relating to the acquisition of Insightera, which occurred in December 2013.

For the three and six months ended June 30, 2015 and 2014, the provision for income taxes differed from the statutory amount primarily due to the Company realizing no benefit for current year losses and maintaining a full valuation allowance against the U.S. and certain foreign net deferred tax assets, while recognizing state and foreign taxes currently payable.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the U.S. Federal and state and certain foreign jurisdictions net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets and certain foreign jurisdictions with net deferred tax assets as of June 30, 2015 and December 31, 2014. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and six months ended June 30, 2015, there have been no material changes to the total amount of unrecognized tax benefits.

12. Segment Information and Information about Geographic Areas

The accounting principles guiding disclosures about segments of an enterprise and related information establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method of determining which information is reported is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker (CODM) is considered to be the Company’s chief executive officer (CEO). The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. As such, the Company is determined to be operating in one business segment.

All of the Company’s principal operations and decision-making functions are located in the United States.

Revenue

Revenue by geography is based on the shipping address of the customer. The following table presents the Company’s revenue by geographic region for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
United States	$43,144	$30,424	$82,409	$57,774
EMEA	3,380	2,849	6,532	5,504
Other	4,156	2,757	7,739	5,044

Total	$50,680	$36,030	$96,680	$68,322

No single customer accounted for more than 10% of the Company’s total revenue during the three and six months ended June 30, 2015 and 2014, respectively. One customer accounted for 12% of accounts receivable as of June 30, 2015.  No single customer accounted for more than 10% of accounts receivable as of December 31, 2014.

Long-lived Assets

The following table sets forth the Company’s long-lived assets by geographic areas as of the periods presented:

	June 30,	December 31,
	2015	2014
	(in thousands)
United States	$18,885	$16,265
EMEA	298	209
Other	1,478	358

Total	$20,661	$16,832

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

Overview

We are a provider of the leading cloud-based Engagement Marketing software platform that is purpose-built to enable organizations ranging from Small and Medium Businesses (SMBs) to the world’s largest enterprises to engage in modern engagement marketing. Our platform enables the effective execution, management and analytical measurement of online, social, mobile and offline marketing activities and customer interactions in today’s data-centric, multi-channel business environment. On our platform, we deliver an easy-to-use, integrated suite of advanced applications, which today include Marketing Automation, Sales Insight, Revenue Analytics, Marketing Calendar, Real-time Personalization, Social Marketing, Mobile Engagement and Ad Bridge. To enable our customers to obtain maximum value from our platform, we complement our solutions with an extensive network of resources to assist our customers with the strategic and practical use of our products. Among these resources are expert consulting services, peer-to-peer discussion communities, a library of pre-built marketing programs and templates, rich content on marketing best practices and an integrated ecosystem of partner products.

We designed our platform to be valuable across large enterprises and SMBs that sell to both businesses and consumers in virtually any industry. We market and sell our products directly and through a network of distribution partners. Our client base is diverse, with 4,126 customers as of June 30, 2015 across a wide range of industries including business services, consumer, financial services, healthcare, manufacturing, media, technology and telecommunications. During the three months ended June 30, 2015 and 2014, our 20 largest customers accounted for approximately 13% and 11% of our total revenue, respectively. During the six months ended June 30, 2015 and 2014, our 20 largest customers accounted for approximately 12% and 10% of our total revenue, respectively. The percentage of our subscription and support revenue from enterprise customers was 30% and 27% during the three months ended June 30, 2015 and 2014, respectively, and 30% and 28% during the six months ended June 30, 2015 and 2014, respectively.

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

Our direct sales force has separate sales teams for the enterprise market and for the SMB market. Within our direct sales force, we also have a team that is responsible for selling to existing customers, who may renew their subscriptions, increase their usage of our platform and applications, acquire additional applications from our product family, or broaden the deployment of our solutions across their organizations. In addition, we have indirect sales teams that sell to distributors, agencies, resellers and OEMs, who in turn resell or use our platform to provide managed marketing services to their end customers. To date, substantially all of our revenue has been derived from direct sales, but we intend to invest in our indirect sales teams to increase indirect revenue as a percentage of our total revenue over time. We provide our solutions on a subscription basis, and we generated total revenue of $50.7 million and $36.0 million for the three months ended June 30, 2015 and 2014, respectively, and $96.7 million and $68.3 million for the six months ended June 30, 2015 and 2014, respectively. We derive most of our revenue from subscriptions to our cloud-based software and related customer support services. Subscription and support revenue accounted for 86% and 87% of our total revenue during the three months ended June 30, 2015 and 2014, respectively, and 87% and 88% of our total revenue during the six months ended June 30, 2015 and 2014, respectively. We price our products based on customer usage measures, which can include the number of records in each customer’s database and the number of user seats authorized to access our service. Our subscription contracts are typically one year in length, but can range from one year to three years in length.

Professional services revenue accounted for 14% and 13% of our total revenue during the three months ended June 30, 2015 and 2014, respectively, and 13% and 12% of our total revenue during the six months ended June 30, 2015 and 2014, respectively.  Our solution is designed to be ready to use immediately upon provisioning of a new customer subscription. However, we believe that our customers’ success is enhanced by the effective use of marketing strategies performed with our software, which we foster primarily through the sale and delivery of expert services that educate our customers on the best use of our solutions as well as assist in the implementation of our solutions. In addition, some of our customers require services to support integrating their existing systems with our solutions. Enterprise customers typically exhibit a higher demand for all of these services. Over the near term, due to market demand for expertise in engagement marketing, we expect our professional services revenue to grow at a faster rate than our subscription and support revenue, and therefore, to increase as a percentage of our total revenue. In addition, we also partner with third-party consulting organizations that provide similar services to our customers in connection with their use of our solutions.

We generate the majority of our revenue in the United States; however, we are focused on growing our international business. Revenue generated from our international customers was approximately 15% and 16% of our total revenue during the three months ended June 30, 2015 and 2014, respectively, and 15% of our total revenue during each of the six months ended June 30, 2015 and 2014, respectively.

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

We had net losses attributable to Marketo of $18.0 million and $13.1 million for the three months ended June 30, 2015 and 2014, respectively, and $36.1 million and $25.6 million for the six months ended June 30, 2015 and 2014, respectively, primarily due to increased investments in our current and projected future growth.

Since our inception, we financed our operations through cash collected from customers as well as preferred equity financings, our initial public offering and concurrent private placement completed in May 2013, and our follow-on public offering completed in September 2013.  We also maintain a credit facility. As of June 30, 2015, we had outstanding borrowings of $4.0 million under this facility.

Seasonality, Cyclicality and Quarterly Trends

We have historically experienced seasonality in terms of when we enter into new customer agreements for our services. We sign a significantly higher percentage of agreements with new customers as well as renewal agreements with existing customers in the fourth quarter of each year as compared to any of the prior quarters. The first quarter and third quarter are typically the slowest in this regard. Furthermore, we usually sign a significant portion of these agreements during the last month, and often the last two weeks, of each quarter. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, because we recognize subscription revenue over the term of the license agreement, which is typically one year, but ranges from one to three years. As a result, a slowdown in our ability to enter into customer agreements may not be apparent in our revenue for the quarter, as the revenue recognized in any quarter is primarily from customer agreements entered into in prior quarters. Historical patterns should not be considered a reliable indicator of our future sales activity or performance.

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

Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Subscription and support	86.3%	86.7%	86.7%	87.6%
Professional services and other	13.7	13.3	13.3	12.4
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscription and support	19.3	19.1	19.5	19.2
Professional services and other	16.1	15.4	16.0	15.2
Total cost of revenue	35.4	34.5	35.5	34.4
Gross margin:
Subscription and support	67.1	67.6	67.2	68.4
Professional services and other	-2.5	-2.1	-2.8	-2.8
Total gross margin	64.6	65.5	64.5	65.6
Operating expenses:
Research and development	18.1	20.0	19.5	21.0
Sales and marketing	63.2	66.0	64.2	64.6
General and administrative	17.7	15.9	18.4	17.5
Total operating expenses	99.0	101.9	102.1	103.1
Loss from operations	-34.4	-36.4	-37.6	-37.4
Other income (expense), net	0.2	-0.5	0.6	-0.4
Loss before provision for income taxes	-34.2	-36.9	-37.0	-37.8
Provision (benefit) for income taxes	0.2	0.0	0.3	0.0
Net loss	-34.4	-36.8	-37.3	-37.7
Net loss attributable to redeemable non-controlling interests	-1.0	0.4	0.0	0.2
Net loss attributable to Marketo	-35.4%	-36.4%	-37.3%	-37.5%

Percentages are based on actual values. Totals may not sum due to rounding.

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenues:
Subscription and support	$43,757	$31,236	$12,521	40.1%	$83,857	$59,847	$24,010	40.1%
Professional services and other	6,923	4,794	2,129	44.4	12,823	8,475	4,348	51.3
Total revenue	$50,680	$36,030	$14,650	40.7%	$96,680	$68,322	$28,358	41.5%

Percentage of revenues:
Subscription and support	86.3%	86.7%			86.7%	87.6%
Professional services and other	13.7%	13.3%			13.3%	12.4%
Total	100.0%	100.0%			100.0%	100.0%

Total revenue increased $14.7 million or 41%, during second quarter of 2015 compared to the comparable period in 2014, due to the increase in subscription and support revenue of $12.5 million and an increase in professional services revenue of $2.1 million. During the six month period ended June 30, 2015, total revenue increased $28.4 million, or 42%, compared to the comparable period in 2014, due to the increase in subscription and support revenue of $24.0 million and an increase in professional services revenue of $4.3 million.

	Impact (in thousands)
Category	Three Months		Six Months		Key Drivers
Subscription and support	h	$12,521	h	$24,010

Increase in subscription and support revenue was primarily attributable to (1) growth in our total customer count and (2) growth in both usage rights (driven by higher use, consumption and/or database size of our products used by existing customers) and cross selling of additional products either during the term of their subscription or at the point of renewal of their subscription. Of the total increase in subscription and support revenue over 2014, 64% was attributable to revenue from new customers acquired after June 30, 2014, and 36% was attributable to revenue from customers existing on or before June 30, 2014.

Professional services and other	h	2,129	h	4,348	Increase in professional services revenue resulted from increased demand for services across our customer base.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands, except percentages)	2015	2014	$	Change	% Change	2015	2014	$ Change	% Change
Cost of revenue:
Subscription and support	$9,770	$6,876		$2,894	42.1%	$18,844	$13,111	$5,733	43.7%
Professional services and other	8,177	5,540	2,637		47.6	15,514	10,381	5,133	49.4
Total cost of revenue	$17,947	$12,416		$5,531	44.5%	$34,358	$23,492	$10,866	46.3%

Gross margin:
Subscription and support	77.7%	78.0%				77.5%	78.1%
Professional services and other	-18.1%	-15.6%				-21.0%	-22.5%
Total gross margin	64.6%	65.5%				64.5%	65.6%

Cost of subscription and support increased due to the following:

	Impact (in thousands)
Category	Three Months		Six Months		Key Drivers
Personnel-related costs	h	$1,019	h	$2,253

Increase in salary and benefits costs resulting from an increase in headcount directly associated with our cloud infrastructure, customer support and customer success organizations to support our customer growth and an increase in stock-based compensation, which reflects grants of additional equity awards to existing employees and of equity awards to new employees.

Depreciation and amortization	h	811	h	1,361	Increase in depreciation and amortization expense primarily reflects the expansion of network capacity at our U.S. based co-location data center facilities.
Hosting costs	h	250	h	555	Increase in hosting costs as a result of our increased use of our international managed hosting service provider.
Facilities and IT allocations	h	255	h	518	Increase in the allocation of facility and IT expenses was due principally to headcount growth in the subscription and support department and overall higher IT and facilities expenses.
Various other items	h	559	h	1,046	Increase is due to various other insignificant items.

Our subscription and support gross margin were 77.7% and 78.0% for the three months ended June 30, 2015 and 2014, respectively, and 77.5% and 78.1% for the six months ended June 30, 2015 and 2014, respectively. Subscription and support gross margin remained relatively flat for each of these periods primarily due to increased subscription and support revenue being offset by increased cost of subscription and support.

Cost of professional services and other increased due to the following:

	Impact (in thousands)
Category	Three Months		Six Months		Key Drivers
Personnel-related costs	h	$2,133	h	$4,283

Increase in salary and benefit cost resulting from an increase in headcount as we continue to grow our professional services organization to support demand for expert marketing services and an increase in stock-based compensation which reflects grants of additional equity awards to existing employees and of equity awards to new employees.

Facilities and IT allocations	h	410	h	753	Increase in the allocation of facility and IT expenses was due principally to headcount growth in the professional services and other department and overall higher IT and facilities expenses.
Consulting	i	(296)	i	(595)	Decrease in consulting costs resulting from a decrease in use of outside contractors, as we hired employees to perform functions previously outsourced.
Various other items	h	390	h	692	The increase is due to various other insignificant items.

Our professional services and other gross margin were (18.1)% and (15.6)% for the three months ended June 30, 2015 and 2014, respectively, and (21.0)% and (22.5)% for the six months ended June 30, 2015 and 2014, respectively. While we experienced a gross margin improvement for the six months ended June 30, 2015 due to overall higher billable utilization for the period, the decrease in gross margin for the three months ended June 30, 2015 primarily reflects an increase in personnel-related costs.

We expect that cost of revenue may increase in the future depending on the growth rate of new customer acquisition. We also expect that cost of revenue as a percentage of total revenue to fluctuate from period to period depending on growth of our professional services business and any associated costs relating to the delivery of professional services, the timing of sales of products that have royalties associated with them and the timing of significant expenditures.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Research and development	$9,168	$7,198	$1,970	27.4%	$18,863	$14,329	$4,534	31.6%
Percentage of total revenue	18.1%	20.0%			19.5%	21.0%

Research and development expenses increased due to the following:

	Impact (in thousands)
Category	Three Months		Six Months		Key Drivers
Personnel-related costs	h	$1,812	h	$4,768

Increase in salary and benefits costs resulting from the increase in headcount to help continue the enhancement of our existing product suite and an increase in stock-based compensation, which reflects grants of additional equity awards to existing employees and of equity awards to new employees.

Facilities and IT allocations	h	247	h	515	Increase in the allocation of facility and IT expenses was due principally to headcount growth in the research and development department and overall higher IT and facilities expenses.
Capitalized software	i	(208)	i	(1,051)	Increase in capitalized costs is due to larger capitalizable projects.
Various other items	h	119	h	302	Increase is due to various other insignificant items.

We believe that continued investment in our technology is important for our future growth, and, as a result, we expect research and development expenses to increase in absolute dollars, although they may fluctuate as a percentage of total revenue for the remainder of 2015.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Sales and marketing	$32,055	$23,786	$8,269	34.8%	$62,087	$44,154	$17,933	40.6%
Percentage of total revenue	63.2%	66.0%			64.2%	64.6%

Sales and marketing expenses increased due to the following:

	Impact (in thousands)
Category	Three Months		Six Months		Key Drivers
Personnel-related costs	h	$4,317	h	$9,366

Increase in salary and benefit costs was primarily driven by an increase in headcount for our sales, marketing and business development employees and executives and an increase in stock-based compensation reflects grants of additional equity awards to existing employees and of equity awards to new employees.

Commissions	h	1,338	h	2,733	Increase in commission expense primarily reflects an increase in new customer acquisitions.
Marketing programs	h	995	h	2,399	Increase in marketing program costs reflects increased activity to support growth in our business.
Facilities and IT allocations	h	1,024	h	1,912	Increase in the allocation of facility and IT expenses was due principally to headcount growth in the sales and marketing department and overall higher IT and facilities expenses.
Travel and entertainment	h	246	h	823	Increase in travel costs reflects the expansion of our enterprise sales efforts and increased international sales and marketing efforts.
Various other items	h	349	h	700	Increase is due to various other insignificant items.

We expect sales and marketing expenses to increase in absolute dollars and remain our largest expense in absolute dollars and as a percentage of total revenue, although they may fluctuate as a percentage of total revenue for the remainder of 2015.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
General and administrative	$8,960	$5,731	$3,229	56.3%	$17,742	$11,923	$5,819	48.8%
Percentage of total revenue	17.7%	15.9%			18.4%	17.5%

General and administrative expenses increased due to the following:

	Impact (in thousands)
Category	Three Months		Six Months		Key Drivers
Personnel-related costs	h	$2,409	h	$4,850

Increase in salary and benefit costs was primarily driven by an increase in headcount for our administrative, legal, human resources, finance and accounting departments and an increase in stock-based compensation reflects grants of additional equity awards to existing employees and of equity awards to new employees.

Various other items	h	820	h	969	Increase is due to various other insignificant items.

We expect that our general and administrative expenses will increase in absolute dollars and increase slightly as a percentage of revenues as we continue to expand our business for the remainder of 2015.

Other Income (Expense), net

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Other income (expense), net	$97	$(186)	$283	152.2%	$617	$(245)	$862	351.8%
Percentage of total revenue	0.2%	0.5%			0.6%	0.4%

Other income (expense), net increased due to the following:

	Impact (in thousands)
Category	Three Months		Six Months		Key Drivers
Foreign exchange gain	h	$241	h	$785	We recognized foreign exchange gains primarily as a result of the US dollar strengthening against the Euro and other foreign currencies in the three and six months ended June 30, 2015.
Various other items	h	42	h	77	Increase is due to various other insignificant items.

Provision (Benefit) for Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Provision for income taxes	$100	$(16)	$116	725.0%	$312	$(30)	$342	1140.0%
Percentage of total revenue	0.2%	0.0%			0.3%	0.0%

We recognized a provision for income taxes of approximately $0.1 million and $0.3 million during the three and six months ended June 30, 2015, respectively, consisting primarily of foreign and state income taxes.  We recognized a benefit for income taxes of approximately $16,000 and $30,000 during the three and six months ended June 30, 2014, respectively, consisting of a deferred tax benefit resulting primarily from the reduction in the foreign deferred tax liability as a result of the amortization of acquired intangibles relating to the acquisition of Insightera, partially offset by foreign and state income taxes.

Net Loss and Adjustment Attributable to Redeemable Non-Controlling Interests

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands, except percentages)	2015	2014	$	Change	% Change	2015	2014	$	Change	% Change
Net loss attributable to non-controlling interest	$(497)	$159		$(656)	412.6%	$(43)	$170		$(213)	125.3%
Percentage of total revenue	1.0%	0.4%				0.0%	0.2%

Net loss and adjustment attributable to redeemable non-controlling interest fluctuated due to the following:

	Impact (in thousands)
Category	Three Months		Six Months		Key Drivers
Net loss attributable to non-controlling interest	h	$256	h	$699	Increase in net loss attributable to redeemable non-controlling interest primarily reflects an increase in losses in our joint venture Marketo KK.
Various other items	i	(912)	i	(912)	Increase in adjustment to non-controlling interest primarily due to an increase in the estimated redemption value.

Liquidity and Capital Resources

To date, we have financed our operations through cash collected from customers as well as preferred equity financings, our IPO and concurrent private placement completed in May 2013, and our follow-on public offering completed in September 2013.  We also maintain a credit facility. As of June 30, 2015 and December 31, 2014, we had cash and cash equivalents of $110.4 million and $112.6 million, respectively, most of which was held in money market accounts.

In May 2012, we entered into a loan and security agreement with a bank related to a credit facility providing us with an equipment line of up to $4.0 million. In June 2013, we entered into a first amendment to the loan and security agreement, which provided an additional line of credit for advances of up to $4.5 million. The interest rate associated with both lines of credit is the greater of 4% or 0.75 of a percentage point above the bank’s prime rate, as determined on the applicable funding date. For each equipment loan advance, we paid interest only for approximately nine months. Subsequently, we make thirty-six equal monthly payments of principal and interest. In May 2014 we entered into a second amendment to revise the existing covenants associated with this facility.  As of June 30, 2015, we were in compliance with these revised covenants. As of June 30, 2015 and December 31, 2014, the outstanding loan balance was $4.0 million and $5.4 million, respectively. See Note 7 - Credit Facility to our Condensed Consolidated Financial Statements for a discussion of our credit facility.

A substantial source of our cash flow from operating activities results from changes in our deferred revenue balance, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our software subscriptions and professional services and is amortized into revenue in accordance with our revenue recognition policy. As of June 30, 2015 and December 31, 2014, we had working capital of $51.6 million and $66.0 million, respectively, which included $80.6 million and $62.9 million of deferred revenue recorded as a current liability, respectively. The decrease in our working capital at June 30, 2015 is primarily due to our total capital expenditures, repayment of debt and deferred revenue growth, partially offset by proceeds received for common stock issued upon exercise of stock options and under our employee stock purchase plan, and the investment we received from the redeemable non-controlling interests holders in our Japan joint venture.

We assess our liquidity primarily through our cash on hand as well as the projected timing of billings under contract with our customers and related collection cycles. We believe our current cash and cash equivalents, and cash to be received from existing and new customers will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

As of June 30, 2015, we held an aggregate of $101.2 million in cash and cash equivalents in the United States and an aggregate of $9.2 million in our foreign subsidiaries. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries. In the event funds from foreign operations are needed to fund cash needs in the United States and if United States taxes have not already been previously accrued, we would be required to accrue and pay additional United States taxes in order to repatriate these funds.

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

The table below provides selected cash flow information for the periods indicated (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in) operating activities	$1,432	$(9,644)
Net cash used in investing activities	(9,311)	(4,667)
Net cash provided by financing activities	6,129	5,635
Net decrease in cash and cash equivalents, net of impact of foreign exchange rates on cash	(2,199)	(8,585)

Net Cash Provided By (Used In) Operating Activities

Cash provided by (used in) operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers and size of customers using our cloud-based solutions and services, and the amount and timing of customer and vendor payments. Cash used in operating activities has historically come from a net loss driven by sales of subscriptions to our solutions and adjusted for non-cash expenses items, such as depreciation and amortization of property and equipment, stock- based compensation and acquired intangible assets. The percentage of customers that pay quarterly rather than annually changes every quarter. The percentage of customers who pay us quarterly has a material impact on our net cash provided by (used in) operating activities.

Six Months Ended June 30, 2015

Factor	Impact (in millions)		Key Drivers
Net loss	i	$(36.1)	Cash used in operating activities during the first six months of 2015 primarily reflected our net loss.
Depreciation and amortization	h	6.3	Add back of non-cash depreciation and amortization expense.
Stock-based compensation	h	19.0	Add back of non-cash stock based compensation expense.
Deferred revenue	h	18.3

Increase in deferred revenue, resulting primarily from the addition of new customers invoiced during the period, customer mix of more annual versus quarterly billing invoiced during the period and to a lesser extent, cross selling of additional products and increased usage of existing products to existing customers.

Accounts receivable	i	(8.5)

Increase in accounts receivable primarily reflects the timing of billings and higher level of sales and, to a lesser extent, an increase in days sales outstanding from 81 days sales outstanding during the fourth quarter of 2014 to 82 days sales outstanding in the second quarter of 2015.

Accounts payable	h	2.2	Increase in accounts payable reflects the timing of payment of vendor invoices.
Accrued expenses and other current liabilities	h	2.5	Increase in accrued expenses and other current liabilities primarily reflects an increase in accrued bonuses and vacation payable.
Prepaid and other current assets	i	(2.0)

Increase in prepaid expenses and other current assets primarily reflected prepaid costs related to amounts paid for annual subscription software services, prepaid maintenance contracts and prepaid insurance.

Various other items	h	(0.3)	Decrease is due to various other insignificant items.

Six Months Ended June 30, 2014

Factor	Impact (in millions)		Key Drivers
Net loss	i	$(25.8)	Cash used in operating activities during the first six months of 2014 primarily reflected our net loss
Depreciation and amortization	h	4.3	Add back of non-cash depreciation and amortization expense
Stock-based compensation	h	10.9	Add back of non-cash stock based compensation expense
Deferred revenue	h	11.8	Increase in deferred revenue primarily reflected the addition of new customers and to a lesser extent, cross sell of additional products to existing customers
Accounts receivable	h	(2.7)

Increase in accounts receivable due to higher level of sales and the timing of billings, partially offset by the decrease in days’ sales outstanding (DSO), which were 75 days during the second quarter of 2014 compared to 87 days in the fourth quarter of 2013.

Prepaid expenses and other current assets	i	(2.2)	Increase in prepaid expenses and other current assets primarily reflected prepaid costs related to amounts paid for annual subscription software services and prepaid insurance
Accrued expenses and other current liabilities	i	(5.8)	Decrease in accrued expenses and other current liabilities of $5.8 million primarily reflected cash payments of fiscal 2013 liabilities inclduing year-end bonuses and commissions.
Various other items	i	(0.1)	Decrease is due to various other insignificant items.

Net Cash Used in Investing Activities

Six Months Ended June 30, 2015

Factor	Impact (in millions)		Key Drivers
Purchases of property and equipment	i	$(8.3)

Cash outflows for purchases of property and equipment. Our increase in property and equipment was associated with an increase in network equipment in our co-location data center facilities as we continue to expand capacity, as well as computer equipment and software, leasehold improvements and furniture and fixtures for supporting activities related to general growth in our business.

Capitalized software development	i	(0.8)	Cash outflows for software development projects.
Various other items	i	(0.2)	Decrease is due to various other insignificant items.

Six Months Ended June 30, 2014

Factor	Impact (in millions)		Key Drivers
Purchases of property and equipment	i	$(4.3)

Cash outflows for purchases of property and equipment primarily associated with an increase in equipment in our co-location data center facilities as we continue to expand capacity and to a lesser extent, increases associated with our higher employee headcount and supporting general growth in our business

Capitalized software development	i	(0.4)	Cash outflows for software development projects.

Net Cash Provided By Financing Activities

Six Months Ended June 30, 2015

Factor	Impact (in millions)		Key Drivers
Employee stock purchase plan	h	$2.9	Cash proceeds from the issuance of common stock under our employee stock purchase plan.
Stock option exercises	h	3.0	Cash proceeds received from the issuance of common stock upon the exercise of stock options.
Join venture proceeds	h	1.7	Cash inflows from investment proceeds received from our redeemable non-controlling interest holders in our Japan joint venture.
Debt repayments	i	(1.3)	Cash outflows related to principal repayments under our credit facility.
Various other items	i	(0.2)	Decrease is due to various other insignificant items.

Six Months Ended June 30, 2014

Factor	Impact (in millions)		Key Drivers
Employee stock purchase plan	h	$3.4	Cash proceeds from the issuance of common stock under our employee stock purchase plan.
Stock option exercises	h	3.3	Cash proceeds received from the issuance of common stock upon the exercise of stock options.
Withholding taxes remitted for net share settlement awards	i	(1.7)	Cash outflows to satisfy withholding taxes on equity awards that are net share settled.
Joint venture proceeds	h	2.0	Cash inflows from investment proceeds received from our redeemable non-controlling interest holders in our Japan joint venture.
Debt repayments	i	(0.9)	Cash outflows related to principal repayments under our credit facility.
Equity registration costs and follow-on offering costs	i	(0.4)	Cash payments related to costs associated with our follow-on offering and the registration of common stock issued in connection with our acquisition of Insightera during the fourth quarter of 2013.

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

There have been no significant changes in our critical accounting policies and estimates during the first six months of 2015 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K.

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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40). The pronouncement was issued to provide guidance concerning accounting for fees in a cloud computing arrangement. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2015-05 is not expected to have a material impact on our consolidated financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer. The new standard is expected to become effective for us on January 1, 2018. Additionally, early application is be permitted, but no earlier than the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In February 2015, we entered into a definitive lease agreement whereby we will lease approximately 6,448 square feet of office space in Sydney, Australia. Our future minimum lease payments under this agreement are approximately $1.0 million, payable over the thirty-six month term of the lease.

In March 2015, we entered into a definitive lease agreement whereby we will lease approximately 4,147 square feet of office space in Tokyo, Japan. Our future minimum lease payments under this agreement are approximately $1.4 million, payable over the forty-two month term of the lease.

As of June 30, 2015, future minimum operating lease payments are as follow (in thousands):

2015 (6 months)	$2,998
2016	6,395
2017	6,632
2018	4,644
2019	582
Thereafter	—
Total	$21,251

Additionally, in January 2015, we entered into a renewal agreement with a customer relationship management vendor. Our contractual obligation under this agreement is approximately $4.0 million, payable over the thirty-six month term of the agreement.

In January 2015, we also entered into a renewal agreement with a data center vendor. Our contractual obligation under this agreement is approximately $1.4 million, payable over the thirty-six month term of the agreement.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

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

We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. As a result, we recognize foreign currency (gains) losses from time to time related to these transactions. We recognized foreign currency (gains) losses of approximately $(675,000) and $(110,000) for the six months ended June 30, 2015 and 2014, respectively. A 10% increase or decrease in the U.S. dollar exchange rate relative to any other currency would not have a material impact on our revenue or operating results.

Interest Rate Sensitivity

We have a credit facility with outstanding equipment advances of approximately $4.0 million and $5.4 million as of June 30, 2015 and December 31, 2014, respectively. The interest rate associated with this facility is the greater of 4% or three quarters of a percentage point above the prime rate. A one percent increase in the prime rate would not have an impact on our operating results as the greater of the two rates is 4%, and we would still pay interest of 4%. A 10% increase or decrease in interest rates would not result in a material change in either our obligations under this facility or in the returns on our cash and cash equivalents.

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

We generated net losses attributable to Marketo of $54.3 million, $47.4 million and $34.4 million in 2014, 2013 and 2012, respectively and $36.1 million for the six months ended June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $219.1 million. We will need to generate and sustain increased revenue levels in future periods in order to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our marketing and sales operations, develop and enhance our solutions, meet the increased compliance requirements associated with our operation as a public company, expand our data center infrastructure and services capabilities and expand into new markets. Historically, we also have experienced negative gross margins on our professional services, which are expected to continue to be negative. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

If our current relationship with salesforce.com changes or we are unable to maintain, develop and grow our relationships with other platform and service providers, our business will suffer.

As of June 30, 2015, a significant percentage of our customers continued to integrate our solutions with certain capabilities of salesforce.com using publicly available application programming interfaces (APIs). In general, we rely on the fact that salesforce.com continues to allow us access to its APIs to enable these customer integrations. Certain of our services that integrate with salesforce.com are subject to the standard terms and conditions for application developers of salesforce.com, which govern the distribution, operation and fees of applications on the salesforce.com platform, and which are subject to change by salesforce.com from time to time. In addition, certain of our services that integrate with salesforce.com are subject to a negotiated contract. If, in the future, we are unable to integrate our services with salesforce.com or the terms of the integrations change, our business and results of operations could suffer.

While we expect the majority of our revenue to continue to come from customers who also use the salesforce.com platform in the near term, we also integrate our solutions with various other platform and service providers. Any deterioration in our relationship with these platform or service providers could harm our business and adversely affect our operating results.

Our business may be harmed if any platform or service provider:

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

In addition, we have benefited from these providers’ brand recognition, reputations and customer bases. Any losses or shifts in the market position of these providers in general, in relation to one another or to new competitors or new technologies could lead to losses in our relationships or customers, or our need to identify or transition to alternative channels for marketing our solutions. These factors could consume substantial resources and may not be effective. Any such changes in the future could negatively impact our ability to reach our prospective customers, which would harm our business.

Our historical growth rates may not be indicative of our future growth and, if we continue to grow, we may not be able to manage our growth effectively.

From 2012 to 2014, our annual revenue grew from $58.4 million to $150.0 million. For the six months ended June 30, 2015, our revenue grew to $96.7 million from $68.3 million during the six months ended June 30, 2014. We expect that, in the future, if our revenue increases to higher levels, our revenue growth rate will decline. We believe growth of our revenue depends on a number of factors, including our ability to:

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

Our operations involve the storage and transmission of customer data, including personally identifiable information, and security incidents could result in unauthorized access to, loss of or unauthorized disclosure of this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our business. Cyber attacks and other malicious Internet-based activity continue to increase in frequency, magnitude, and sophistication and cloud-based platform providers of marketing services have been targeted. If our security measures are compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials, successful phishing or social engineering attempts, or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liability. In addition, if the security measures of our customers are compromised, even without any actual compromise of our own systems, we may face negative publicity or reputational harm if our customers or anyone else incorrectly attributes the blame for such security breaches on us or our systems. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our customers’ data.

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

Interruptions to or degraded performance of our service could result in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue

We currently host our solutions at facilities located in the United States, the European Union and Australia. The continuous availability of our service depends on the operations of those facilities, on a variety of network service providers, on third-party vendors and on our own data center operations staff. In addition, we depend on our third-party facility providers’ abilities to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. If there are any lapses of service or damage to a facility or our computer equipment or systems, we could experience lengthy interruptions in our service as well as delays and additional expenses in arranging new facilities, services, computer equipment or systems. Even with current and planned disaster recovery arrangements, which, to date, have not been tested in an actual crisis, our business could be harmed.

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

We rely on third-party technology that may be difficult to replace or which could cause errors or failures of our services.

We rely on technology licensed from third parties in order to offer certain of our services. For example, our revenue cycle analytics service embeds big data analytics software that we license from a third party. Third-party technology may not continue to be available at reasonable prices or on commercially reasonable terms, or at all. Any loss of the right to use third-party technology could increase our expenses and otherwise result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. In addition, we have limited control over the functionality of third-party technology. Any errors or defects in such technology could result in errors or a failure of our service, which could expose us to liability or result in customer dissatisfaction, loss of customers, damage to our reputation, or a reduction in revenue.

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

Because our recent growth has resulted in the rapid expansion of our business, we do not have a long history upon which to base forecasts of future revenue. In addition, for our enterprise customers, the len gthy sales cycle for the evaluation and implementation of our solutions, which typically extends for several months, may also cause us to experience a delay between increasing operating expenses for such sales efforts, and, upon successful sales, the generation of corresponding revenue. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors. As a result, our operating results in future reporting periods may be significantly below the expectations of the public market, equity research analysts or investors, which could harm the price of our common stock.

We rely on our management team and other key employees, and the loss of one or more key employees could harm our business.

Our success and future growth depend upon the continued services of our management team, including Phillip M. Fernandez, our Chairman and Chief Executive Officer, and other key employees in the areas of research and development, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our solutions. We may terminate any employee’s employment at any time, with or without cause, and any employee may resign at any time, with or without cause. In addition, our executive officers and certain other management-level employees benefit from management retention agreements and/or a change in control acceleration policy in which an involuntary termination by us without cause or a voluntary termination by the employee for good reason, as such terms are defined in the agreements and policy, in connection with or one year after a change of control transaction, will result in severance pay and/or acceleration of equity vesting for the individual, which would increase the cost to us of any such departure. We do not maintain key man life insurance on any of our employees. The loss of one or more of our key employees could harm our business.

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

Our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially own a significant portion of our common stock outstanding as of June 30, 2015. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

In addition, certain holders of our common stock as of June 30, 2015 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

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
101

The following materials from the Marketo, Inc. Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i)the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

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

Marketo, Inc.

Date: August 7, 2015	By:	/s/ Frederick A. Ball

Frederick A. Ball

Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)