Form 10-Q
period 2015-09-30
Marketo, Inc.
filed 2015-11-06
CIK 1490660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

There were 43,301,102 shares of the registrant’s Common Stock issued and outstanding as of November 2, 2015.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MARKETO, INC.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 30,	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$112,853	$112,644
Accounts receivable, net	41,885	37,867
Prepaid expenses and other current assets	7,487	5,756
Total current assets	162,225	156,267
Property and equipment, net	20,995	16,832
Goodwill	29,201	29,201
Intangible assets, net	6,309	7,076
Other assets	2,060	1,035
Total assets	$220,790	$210,411

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,835	$3,901
Accrued expenses and other current liabilities	22,006	20,691
Deferred revenue	81,868	62,945
Current portion of credit facility	2,473	2,719
Total current liabilities	112,182	90,256
Credit facility, net of current portion	870	2,653
Deferred revenue - long-term	267	—
Other liabilities	4,275	3,526
Total liabilities	117,594	96,435

Commitments and contingencies (Note 8)

Redeemable non-controlling interests (Note 2 and Note 6)	3,541	800
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	335,743	297,420
Accumulated other comprehensive loss	(390)	(350)
Accumulated deficit	(235,702)	(183,898)
Total stockholders’ equity	99,655	113,176
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$220,790	$210,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETO, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue:
Subscription and support	$48,090	$34,210	$131,947	$94,057
Professional services and other	6,832	5,077	19,655	13,552
Total revenue	54,922	39,287	151,602	107,609
Cost of revenue:
Subscription and support	10,504	7,527	29,348	20,638
Professional services and other	8,157	5,698	23,671	16,079
Total cost of revenue	18,661	13,225	53,019	36,717
Gross profit:
Subscription and support	37,586	26,683	102,599	73,419
Professional services and other	(1,325)	(621)	(4,016)	(2,527)
Total gross profit	36,261	26,062	98,583	70,892
Operating expenses:
Research and development	9,738	7,681	28,601	22,010
Sales and marketing	33,262	24,973	95,349	69,127
General and administrative	9,726	6,594	27,468	18,517
Total operating expenses	52,726	39,248	151,418	109,654
Loss from operations	(16,465)	(13,186)	(52,835)	(38,762)
Other income (expense), net	(368)	303	249	58
Loss before provision for income taxes	(16,833)	(12,883)	(52,586)	(38,704)
Provision for income taxes	142	126	454	96
Net loss	(16,975)	(13,009)	(53,040)	(38,800)
Net loss and adjustment attributable to redeemable non-controlling interests (Note 2)	(1,263)	206	(1,306)	376
Net loss attributable to Marketo	$(18,238)	$(12,803)	$(54,346)	$(38,424)

Net loss per share of common stock, basic and diluted	$(0.43)	$(0.31)	$(1.29)	$(0.96)
Shares used in computing net loss per share of common stock, basic and diluted	42,835	40,668	42,208	40,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETO, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss	$(16,975)	$(13,009)	$(53,040)	$(38,800)
Other comprehensive loss:
Foreign currency translation adjustments	24	(407)	(50)	(341)
Total comprehensive loss	(16,951)	(13,416)	(53,090)	(39,141)
Net loss attributable to redeemable non-controlling interests (excluding adjustment to redeemable non-controlling interests)	367	206	1,236	376
Other comprehensive (income) loss attributable to redeemable non-controlling interests	(32)	95	10	76
Comprehensive loss attributable to Marketo	$(16,616)	$(13,115)	$(51,844)	$(38,689)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss:
Net loss attributable to Marketo	$(54,346)	$(38,424)
Net loss and adjustment attributable to redeemable non-controlling interests	1,306	(376)
Net loss	(53,040)	(38,800)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,072	6,776
Stock-based compensation expense	29,674	17,433
Deferred income taxes	351	(47)
Provision for allowance for doubtful accounts	402	291
Changes in operating assets and liabilities:
Accounts receivable	(4,712)	231
Prepaid expenses and other current assets	(1,632)	(1,928)
Other assets	(813)	(634)
Accounts payable	2,132	94
Accrued expenses and other current liabilities	1,423	(6,632)
Deferred revenue	19,645	12,329
Other liabilities	232	49
Net cash provided by (used in) operating activities	3,734	(10,838)
Cash flows from investing activities:
Increase in restricted cash	(215)	—
Purchase of property and equipment	(11,620)	(6,242)
Capitalized software development	(926)	(463)
Net cash used in investing activities	(12,761)	(6,705)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	4,765	4,714
Proceeds from the issuance of common stock issued under the employee stock purchase plan	5,629	6,143
Investment from redeemable non-controlling interests	1,678	1,953
Repurchase of unvested common stock from terminated employees	(32)	(48)
Withholding taxes remitted for the net share settlement of equity awards	(400)	(2,120)
Repayment of debt	(2,029)	(1,524)
Payment of deferred follow-on offering costs	—	(104)
Payment incurred for common stock registration related to acquisition	—	(319)
Net cash provided by financing activities	9,611	8,695
Effect of foreign exchange rate changes on cash and cash equivalents	(375)	(657)
Net increase (decrease) in cash and cash equivalents	209	(9,505)
Cash and cash equivalents — beginning of period	112,644	128,299
Cash and cash equivalents — end of period	$112,853	$118,794
Supplemental disclosures of cash flow information:
Cash paid for interest	$136	$213
Cash paid for income taxes	321	101
Supplemental disclosure of noncash investing and financing activities:
Vesting of early exercise options	111	236
Unpaid and accrued fixed assets	1,189	2,422
Property and equipment acquired through tenant improvement allowance	211	973

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

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The pronouncement eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The pronouncement is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company has elected not to early adopt. The adoption of ASU 2015-16 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In August 2015, subsequent to the issuance of ASU 2015-3, FASB issued ASU 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs pursuant to Staff Announcement at June 18, 2015 EITF Meeting. The pronouncement included the SEC staff guidance section indicating that the SEC staff would not object to deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding balances on the arrangement. The pronouncement is effective upon adoption of ASU 2015-3. The adoption of ASU 2015-15 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-3, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The pronouncement requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The pronouncement is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company has elected not to early adopt. The adoption of ASU 2015-3 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40). The pronouncement was issued to provide guidance concerning accounting for fees in a cloud computing arrangement. The pronouncement is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of ASU 2015-05 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  ASU 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer.  In July 2015, the FASB approved a one year deferral of the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP. In accordance with the deferral, this guidance will be effective for the Company, beginning January 1, 2018, and can be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption is permitted beginning January 1, 2017. The Company has elected not to early adopt. The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

2. Joint Venture

In February 2014, the Company entered into an agreement with SunBridge Corporation and Dentsu eMarketing One K.K. (collectively, the Investors) to engage in the investment, organization, management and operation of a Japanese subsidiary (Marketo KK) of the Company that is focused on the sale of the Company’s products and services in Japan. The Investors initially contributed approximately $2.0 million (200,000,000 Japanese Yen) in cash in exchange for 35.4% of the outstanding common stock of Marketo KK. Furthermore, under the agreement, the Company and the Investors agreed to subscribe to additional shares by contributing additional funding of approximately $2.0 million (237,480,955 Japanese Yen) and approximately $1.7 million (200,000,000 Japanese Yen), respectively, which occurred in March 2015. As of September 30, 2015, the Company and the Investors owned approximately 60.1% and 39.9% of the outstanding common stock in Marketo KK, respectively. See Note 6 for the activity in the redeemable non-controlling interests balance.

Twenty percent of the common stock held by the Investors may be callable by the Company or puttable by the Investors beginning on the seventh anniversary of the initial capital contribution by the Investors. This percentage increases to forty percent and one hundred percent on the eighth and tenth anniversary, respectively.  Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the relative revenues of Marketo KK and the Company and may be settled, at the Company’s discretion, with Company stock (with no limit on the shares that may be issued) or cash.  Additionally, the common stock held by the Investors may be callable or puttable following a change of control of the Company.  The redeemable non-controlling interests in Marketo KK are classified outside of permanent equity in the Company’s condensed consolidated balance sheet as of September 30, 2015, primarily due to the put right available to the redeemable non-controlling interest holders in the future which may be settled in cash or common stock of the Company. The balance of the redeemable non-controlling interests is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings, or its estimated redemption value. Accordingly, at September 30, 2015 the Company adjusted the redeemable non-controlling interests to its expected redemption value, resulting in a $1.6 million reduction to additional paid-in-capital.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table reconciles net loss and adjustment attributable to redeemable non-controlling interests for periods indicated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss attributable to redeemable non-controlling interests (before adjustment to redeemable non-controlling interests)	$367	$206	$1,236	$376

Adjustment to redeemable non-controlling interests	(1,630)	—	(2,542)	—

Net loss and adjustment attributable to redeemable non-controlling interests	$(1,263)	$206	$(1,306)	$376

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

As of September 30, 2015 and December 31, 2014, financial assets measured at fair value on a recurring basis were comprised of money market funds and certificates of deposit included within cash and cash equivalents.

The fair value of these financial assets was determined using the following inputs for the periods presented:

	September 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$93,077	$—	$—	$104,021	$—	$—
Certificates of deposit	—	25	—	—	25	—
Total	$93,077	$25	$—	$104,021	$25	$—

4. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Cash	$19,751	$8,598
Cash equivalents:
Money market funds	93,077	104,021
Certificates of deposit	25	25
Total cash equivalents	93,102	104,046
Cash and cash equivalents	$112,853	$112,644

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Accounts Receivable, Net

Accounts receivable, net consists of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Accounts receivable	$42,254	$38,260
Allowance for doubtful accounts	(369)	(393)
Accounts receivable, net	$41,885	$37,867

Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Computer equipment	$25,623	$18,384
Software	2,914	2,417
Office furniture	2,641	2,071
Leasehold improvements	7,096	5,123
Construction in progress	3,111	1,745
Total property and equipment	41,385	29,740
Less accumulated depreciation	(20,390)	(12,908)
Property and equipment, net	$20,995	$16,832

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	September 30,	December 31,
	2015	2014
	(in thousands)
Accrued bonuses, commissions and wages	$10,138	$10,553
Accrued ESPP	872	2,324
Accrued vacation	3,753	2,972
Accrued marketing expenses	2,016	1,313
Accrued other	5,227	3,529
Total	$22,006	$20,691

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	Weighted Average Remaining Useful Life	December 31, 2014	Weighted Average Remaining Useful Life
	(in thousands)	(in years)	(in thousands)	(in years)
Developed technology	$6,050	2.2	$6,050	2.9
Domain names	950	3.0	950	3.6
Customer relationships	1,600	1.0	1,600	1.6
Non-compete agreements	580	2.2	580	3.0
Capitalized software development costs	3,825	1.3	2,042	1.2
	13,005		11,222
Less accumulated amortization	(6,696)		(4,146)
Intangible assets, net	6,309		7,076
Goodwill	29,201		29,201
Goodwill and intangible assets, net	$35,510		$36,277

Amortization expense for the periods indicated below was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization expense	$922	$586	$2,550	$1,606

Based on the carrying amount of intangible assets as of September 30, 2015, the estimated future amortization is as follows (in thousands):

	Three Months Ending December 31,	Years Ending December 31,
	2015	2016	2017	2018	2019	Total
Developed technology	$377	$1,508	$1,406	$—	$—	$3,291
Domain names	46	180	100	100	29	455
Customer relationships	137	315	—	—	—	452
Non-compete agreements	38	150	144	—	—	332
Capitalized software development costs	403	1,126	250	—	—	1,779

Total	$1,001	$3,279	$1,900	$100	$29	$6,309

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Stockholders’ Equity and Redeemable Non-controlling Interests

The following table summarizes the activity in stockholders’ equity and redeemable non-controlling interests for the period indicated below (in thousands):

	Total Stockholders’ Equity	Redeemable Non-controlling Interests

Balance as of December 31, 2014	$113,176	$800
Issuance of common stock upon exercise and early exercise of stock options	4,765	—
Issuance of common stock under employee stock purchase plan	5,629	—
Investment by redeemable non-controlling interests	233	1,445
Adjustment to redemption value	(2,542)	2,542
Withholding taxes for the net share settlement of equity awards	(405)	—
Vesting of early exercised options	111	—
Stock-based compensation expense	30,532	—
Net loss	(51,804)	(1,236)
Foreign currency translation adjustments	(40)	(10)
Balance as of September 30, 2015	$99,655	$3,541

For the nine months ended September 30, 2015, the Company incurred $29.7 million of stock-based compensation expense and capitalized stock-based compensation expense of $0.9 million associated with the Company’s internal-use software projects.

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

In May 2014, the Company entered into a second amendment to the loan and security agreement to amend various covenants. Under the second amendment the Company is required to maintain compliance with certain financial covenants, which include maintaining a minimum cash balance with the bank and various reporting covenants. As of September 30, 2015, the Company was in compliance with these covenants.  As of September 30, 2015 and December 31, 2014, the outstanding loan balance was $3.3 million and $5.4 million, respectively.

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

In February 2015, the Company entered into a definitive lease agreement whereby the Company leases approximately 6,448 square feet of office space in Sydney, Australia. The Company’s future minimum lease payments under this agreement are approximately $1.0 million, payable over the thirty-six month term of the lease.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In March 2015, the Company entered into a definitive lease agreement whereby the Company leases approximately 4,147 square feet of office space in Tokyo, Japan. The Company’s future minimum lease payments under this agreement are approximately $1.4 million, payable over the forty-two month term of the lease.

As of September 30, 2015, future minimum operating lease payments are as follows (in thousands):

Minimum Lease Payment
2015 (3 months)	$1,551
2016	6,372
2017	6,608
2018	4,639
2019	578
Thereafter	—
Total	$19,748

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

9. Stockholders’ Equity and Stock Based Compensation

Common Stock Authorized and Outstanding

As of September 30, 2015, the Company was authorized to issue 1,000,000,000 common shares with a par value of $0.0001 per share and 20,000,000 convertible preferred shares with a par value of $0.0001 per share. As of September 30, 2015, the Company had approximately 43.2 million shares of common stock issued and outstanding.

Summary of Stock Option Activity

A summary of the Company’s stock option activity under all stock option plans and related information for nine months ended September 30, 2015 is as follows:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)

Balance as of December 31, 2014	5,404	$11.55	7.56	$120,595
Granted	59	29.17
Exercised	(1,050)	4.54
Cancelled/forfeited	(320)	16.93
Balance as of September 30, 2015	4,093	13.18	6.96	71,562

Exercisable as of September 30, 2015	3,429	8.75	6.66	71,085
Vested and expected to vest as of September 30, 2015	4,083	13.20	6.96	$71,331

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing price of $28.42 as of September 30, 2015 for options that were in-the-money as of that date.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Option awards generally vest over a four year period, with 25% vesting one year from date of grant and monthly thereafter. Stock options granted under the Company’s 2006 Plan provided option holders with an early exercise provision, where in the event of termination any exercised and unvested shares are subject to repurchase by the Company at the original purchase price. This right of repurchase lapses as the option vests. Options exercisable as of September 30, 2015 include options that are exercisable prior to vesting.

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised were as follows (in thousands, except weighted average grant date fair value):

	Nine Months Ended September 30,
	2015	2014
Weighted average grant date fair value of options granted	$29.17	$20.79
Total intrinsic value of options exercised	$26,011	$42,103

The total estimated grant date fair value of options vested during the nine months ended September 30, 2015 was approximately $10.9 million.

Determining Fair Value of Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used to estimate the fair value of options granted to employees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected term (in years)	6	N/A	6	6
Risk-free interest rate	1.87%	N/A	1.70% - 1.87%	1.84% - 1.97%
Expected volatility	45%	N/A	45%	49% - 56%
Expected dividend rate	0%	N/A	0%	0%

Restricted Stock Units

A summary of the Company’s Restricted Stock Units (RSUs) activity and related information for the nine months ended September 30, 2015 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	(in thousands)		(in thousands)

Balance as of December 31, 2014	2,360	$33.30	$77,207
RSUs Granted	1,564	32.66
RSUs Vested	(475)	33.53
RSUs Cancelled/Forfeited	(478)	32.10
Balance as of September 30, 2015	2,971	$33.12	$84,422

RSUs are generally subject to a time-based vesting condition that ranges from 3 to 4 years.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The aggregate intrinsic value of RSUs outstanding at September 30, 2015 was determined using the Company’s closing stock price of $28.42 per share as of September 30, 2015.

The weighted average grant date fair value of RSUs granted and the total intrinsic value of RSUs that vested during the periods presented were as follows (in thousands, except weighted average grant date fair value):

	Nine Months Ended September 30,
	2015	2014
Weighted average grant date fair value of RSUs granted	$32.66	$34.89
Total intrinsic value of vested RSUs	$13,511	$5,705

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

A summary of the Company’s MSU activity and related information for the nine months ended September 30, 2015 is as follows:

	Number of Shares Underlying MSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)

Balance as of December 31, 2014	—	$—	—	$—
MSUs Granted	240	37.53
MSUs Vested	—	—
MSUs Cancelled/Forfeited	(15)	37.53
Balance as of September 30, 2015	225	$37.53	1.38	$6,389

The aggregate intrinsic value of MSUs outstanding was determined using the Company’s closing stock price of $28.42 as of September 30, 2015.

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

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The fair value of the MSUs granted during the first nine months of fiscal 2015 was estimated using the following weighted-average assumptions:

Nine Months Ended
September 30, 2015

Expected term (in years)	3
Risk-free interest rate	0.99%
Expected volatility	39%
Expected dividend rate	0%

Employee Stock Purchase Plan

The assumptions used to value employee stock purchase rights under the Black-Scholes model during the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected term (in months)	6	6	6	6 - 9
Risk-free interest rate	0.24%	0.05% - 0.08%	0.05% - 0.24%	0.05% - 0.11%
Expected volatility	31%	41% - 43%	31% - 43%	41% - 43%
Expected dividend rate	0%	0%	0%	0%

During the first nine months of fiscal 2015, the Company issued approximately 0.2 million shares of common stock under the Company’s Employee Stock Purchase Plan (ESPP) with an average purchase price of $23.88 per share.

Stock Compensation Expense

The stock-based compensation expense included in operating results was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Cost of subscription and support revenue	$706	$399	$1,951	$1,202
Cost of professional services and other revenue	1,178	699	3,215	1,756
Research and development	1,966	1,364	5,921	3,616
Sales and marketing	3,725	2,145	9,931	6,019
General and administrative	3,092	1,908	8,656	4,840
Total stock-based compensation expense	$10,667	$6,515	$29,674	$17,433

For the nine months ended September 30, 2015, the Company incurred expenses of $6.5 million for options, $19.8 million for RSUs, $3.0 million for MSUs and $1.3 million for ESPP shares. Additionally, the Company capitalized stock-based compensation expense of $0.9 million associated with the Company’s internal-use software projects. Amounts for the nine months ended September 30, 2015 include stock compensation expense of $1.2 million related to performance-based RSUs that are tied to product milestones issued in connection with an acquisition that occurred in December 2014.

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

As of September 30, 2015, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was as follows:

	September 30, 2015
	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)	(in years)
Stock options	$12,937	1.58
Restricted stock units and market stock units	68,755	2.84
Employee stock purchase plan	619	0.38
Total unrecognized stock-based compensation expense	$82,311	2.62

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock under the two-class method attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amount)
Numerator:
Net loss attributable to Marketo	$(18,238)	$(12,803)	$(54,346)	$(38,424)
Denominator:
Weighted-average common shares outstanding	42,876	40,872	42,345	40,383
Less: Weighted-average unvested common shares subject to repurchase or forfeiture and shares held in escrow	(41)	(204)	(137)	(226)
Weighted-average shares used in computing net loss per share of common stock, basic and diluted	42,835	40,668	42,208	40,157
Net loss per share of common stock, basic and diluted	$(0.43)	$(0.31)	$(1.29)	$(0.96)

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

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

	As of September 30,
	2015	2014
	(in thousands)
Stock options to purchase common stock	4,093	5,529
Employee stock purchase plan	132	132
Common stock held in escrow	22	137
Common stock subject to repurchase	17	62
Restricted stock units and market stock units	3,196	1,848
	7,460	7,708

11. Income Taxes

For the three and nine months ended September 30, 2015, the Company recorded an expense for income taxes of approximately $0.1 million and $0.5 million, respectively, consisting primarily of foreign and state income taxes. The provision for income taxes for each of the three and nine months ended September 30, 2014 was approximately $0.1 million, consisting primarily of foreign and state income taxes.

For the three and nine months ended September 30, 2015 and 2014, the provision for income taxes differed from the statutory amount primarily due to the Company realizing no benefit for current year losses and maintaining a full valuation allowance against the U.S. and certain foreign net deferred tax assets, while recognizing state and foreign taxes currently payable.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the U.S. Federal, state, and certain foreign net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets and certain foreign jurisdictions with net deferred tax assets as of September 30, 2015 and December 31, 2014. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three and nine months ended September 30, 2015, there have been no material changes to the total amount of unrecognized tax benefits.

At September 30, 2015, the Company had $1.2 million of unrecognized tax benefits, none of which would affect the effective tax rate, as all of the unrecognized tax benefit is recorded as a reduction to deferred tax assets which are currently offset by a valuation allowance.  To date, the Company has not recognized any interest or penalties related to uncertain tax positions as part of the income tax provision.

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

MARKETO, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Revenue

Revenue by geography is based on the shipping address of the customer. The following table presents the Company’s revenue by geographic region for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
United States	$46,518	$32,991	$128,927	$90,766
EMEA	3,657	3,380	10,189	8,884
Other	4,747	2,916	12,486	7,959

Total	$54,922	$39,287	$151,602	$107,609

No single customer accounted for more than 10% of the Company’s total revenue during the three and nine months ended September 30, 2015 and 2014, respectively. No single customer accounted for more than 10% of accounts receivable as of September 30, 2015 and December 31, 2014.

Long-lived Assets

The following table sets forth the Company’s long-lived assets by geographic areas as of the periods presented:

	September 30,	December 31,
	2015	2014
	(in thousands)
United States	$19,005	$16,265
EMEA	310	209
Other	1,680	358

Total	$20,995	$16,832

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

We designed our platform to be valuable across large enterprises and SMBs that sell to both businesses and consumers in virtually any industry. We market and sell our products directly and through a network of distribution partners. Our client base is diverse, with 4,298 customers as of September 30, 2015 across a wide range of industries including business services, consumer, financial services, healthcare, manufacturing, media, technology and telecommunications. During the three months ended September 30, 2015 and 2014, our 20 largest customers accounted for approximately 13% and 11% of our total revenue, respectively. During the nine months ended September 30, 2015 and 2014, our 20 largest customers accounted for approximately 12% and 10% of our total revenue, respectively. The percentage of our subscription and support revenue from enterprise customers was 31% and 28% during the three months ended September 30, 2015 and 2014, respectively, and 30% and 28% during the nine months ended September 30, 2015 and 2014, respectively.

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

Our direct sales force has separate sales teams for the enterprise market and for the SMB market. Within our direct sales force, we also have a team that is responsible for selling to existing customers, who may renew their subscriptions, increase their usage of our platform and applications, acquire additional applications from our product family, or broaden the deployment of our solutions across their organizations. In addition, we have indirect sales teams that sell to distributors, agencies, resellers and OEMs, who in turn resell or use our platform to provide managed marketing services to their end customers. To date, substantially all of our revenue has been derived from direct sales, but we intend to invest in our indirect sales teams to increase indirect revenue as a percentage of our total revenue over time. We provide our solutions on a subscription basis, and we generated total revenue of $54.9 million and $39.3 million for the three months ended September 30, 2015 and 2014, respectively, and $151.6 million and $107.6 million for the nine months ended September 30, 2015 and 2014, respectively. We derive most of our revenue from subscriptions to our cloud-based software and related customer support services. Subscription and support revenue accounted for 88% and 87% of our total revenue during each of the three months ended September 30, 2015 and 2014, respectively, and 87% of our total revenue during each of the nine months ended September 30, 2015 and 2014. We price our products based on various customer usage measures, including the number of records in each customer’s database and the number of user seats authorized to access our service. Our subscription contracts are typically one year in length, but can range from one year to three years in length.

Professional services revenue accounted for 12% and 13% of our total revenue during the three months ended September 30, 2015 and 2014, respectively, and 13% of our total revenue during each of the nine months ended September 30, 2015 and 2014.  Our solution is designed to be ready to use immediately upon provisioning of a new customer subscription. However, we believe that our customers’ success is enhanced by the effective use of marketing strategies performed with our software, which we foster primarily through the sale and delivery of expert services that educate our customers on the best use of our solutions as well as assist in the implementation of our solutions. In addition, some of our customers require services to support integrating their existing systems with our solutions. Enterprise customers typically exhibit a higher demand for all of these services. We also partner with third-party consulting organizations that provide similar services to our customers in connection with their use of our solutions. Although the market demand for expertise in engagement marketing continues to grow, we have recently seen increased usage of our third party consulting partners for these types of services. As a result, we expect our professional services revenue to grow at a slower rate than our subscription and support revenue, and therefore, to decrease slightly as a percentage of our total revenue.

We generate the majority of our revenue in the United States; however, we are focused on growing our international business. Revenue generated from our international customers was approximately 15% of our total revenue during each of the three and nine months ended September 30, 2015 and approximately 16% of our total revenue during each of the three and nine months ended September 30, 2014.

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

We had net losses attributable to Marketo of $18.2 million and $12.8 million for the three months ended September 30, 2015 and 2014, respectively, and $54.3 million and $38.4 million for the nine months ended September 30, 2015 and 2014, respectively, primarily due to increased investments in our current and projected future growth.

Since our inception, we financed our operations through cash collected from customers as well as preferred equity financings, our initial public offering (IPO) and concurrent private placement completed in May 2013, and our follow-on public offering completed in September 2013.  We also maintain a credit facility. As of September 30, 2015, we had outstanding borrowings of $3.3 million under this facility.

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

Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Subscription and support	87.6%	87.1%	87.0%	87.4%
Professional services and other	12.4	12.9	13.0	12.6
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscription and support	19.1	19.2	19.4	19.2
Professional services and other	14.9	14.5	15.6	14.9
Total cost of revenue	34.0	33.7	35.0	34.1
Gross margin:
Subscription and support	68.4	67.9	67.7	68.2
Professional services and other	-2.4	-1.6	-2.6	-2.3
Total gross margin	66.0	66.3	65.0	65.9
Operating expenses:
Research and development	17.7	19.6	18.9	20.5
Sales and marketing	60.6	63.6	62.9	64.2
General and administrative	17.7	16.8	18.1	17.2
Total operating expenses	96.0	99.9	99.9	101.9
Loss from operations	-30.0	-33.6	-34.9	-36.0
Other income (expense), net	-0.7	0.8	0.2	0.1
Loss before provision for income taxes	-30.6	-32.8	-34.7	-36.0
Provision for income taxes	0.3	0.3	0.3	0.1
Net loss	-30.9	-33.1	-35.0	-36.1
Net loss attributable to redeemable non-controlling interests	-2.3	0.5	-0.9	0.3
Net loss attributable to Marketo	-33.2%	-32.6%	-35.8%	-35.7%

Percentages are based on actual values. Totals may not sum due to rounding.

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenue:
Subscription and support	$48,090	$34,210	$13,880	40.6%	$131,947	$94,057	$37,890	40.3%
Professional services and other	6,832	5,077	1,755	34.6	19,655	13,552	6,103	45.0
Total revenue	$54,922	$39,287	$15,635	39.8%	$151,602	$107,609	$43,993	40.9%

Percentage of revenue:
Subscription and support	87.6%	87.1%			87.0%	87.4%
Professional services and other	12.4%	12.9%			13.0%	12.6%
Total	100.0%	100.0%			100.0%	100.0%

Total revenue increased $15.6 million or 40%, during the three months ended September 30, 2015 compared to the same period in 2014, due to the increase in subscription and support revenue of $13.9 million and an increase in professional services revenue of $1.8 million. During the nine months ended September 30, 2015, total revenue increased $44.0 million, or 41%, compared to the same period in 2014, due to the increase in subscription and support revenue of $37.9 million and an increase in professional services revenue of $6.1 million.

	Impact (in thousands)
Category	Three Months		Nine Months		Key Drivers
Subscription and support	h	$13,880	h	$37,890

Increase in subscription and support revenue was primarily attributable to (1) growth in our total customer count and (2) growth in both usage rights (driven by higher use, consumption and/or database size of our products used by existing customers) and cross selling of additional products either during the term of their subscription or at the point of renewal of their subscription. Of the total increase in subscription and support revenue during the three months ended September 30, 2015, 71% was attributable to revenue from new customers acquired after September 30, 2014, and 29% was attributable to revenue from customers existing on or before September 30, 2014.

Professional services and other	h	1,755	h	6,103	Increase in professional services revenue resulted from increased demand for services across our customer base, particularly enterprise customers who typically have a higher demand for our services.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of revenue:
Subscription and support	$10,504	$7,527	$2,977	39.6%	$29,348	$20,638	$8,710	42.2%
Professional services and other	8,157	5,698	2,459	43.2	23,671	16,079	7,592	47.2
Total cost of revenue	$18,661	$13,225	$5,436	41.1%	$53,019	$36,717	$16,302	44.4%

Gross margin:
Subscription and support	78.2%	78.0%			77.8%	78.1%
Professional services and other	-19.4%	-12.2%			-20.4%	-18.6%
Total gross margin	66.0%	66.3%			65.0%	65.9%

Cost of subscription and support increased due to the following:

	Impact (in thousands)
Category	Three Months		Nine Months		Key Drivers
Personnel-related costs	h	$1,591	h	$3,991

Increase in salary and benefits costs resulting from an increase in headcount directly associated with our cloud infrastructure, customer support and customer success organizations to support our existing and new customers and an increase in stock-based compensation, which reflects grants of additional equity awards to existing employees and of equity awards to new employees.

Depreciation and amortization	h	827	h	2,188

Increase in depreciation and amortization expense primarily reflects the expansion of network capacity at our U.S. based co-location data center facilities and amortization of capitalized software costs.

Hosting costs	h	201	h	756	Increase in hosting costs as a result of our increased use of our international managed hosting service provider.
Facilities and IT allocations	h	157	h	674	Increase in the allocation of facility and IT expenses was due principally to headcount growth in the subscription and support department and overall higher IT and facilities expenses.
Various other items	h	201	h	1,101	Increase is due to various other individually insignificant items.

Our subscription and support gross margin were 78.2% and 78.0% for the three months ended September 30, 2015 and 2014, respectively, and 77.8% and 78.1% for the nine months ended September 30, 2015 and 2014, respectively. Subscription and support gross margin remained relatively flat for each of these periods primarily due to increased subscription and support revenue being offset by increased cost of subscription and support.

Cost of professional services and other increased due to the following:

	Impact (in thousands)
Category	Three Months		Nine Months		Key Drivers
Personnel-related costs	h	$2,068	h	$6,352

Increase in salary and benefit cost resulting from an increase in headcount as we continue to grow our professional services organization to support the increasing demand from our enterprise customers and an increase in stock-based compensation expenses from additional equity awards to new and existing employees.

Facilities and IT allocations	h	302	h	1,055	Increase in the allocation of facility and IT expenses was due principally to headcount growth in the professional services and other department and overall higher IT and facilities expenses.
Consulting	i	(15)	i	(610)	Decrease in consulting costs resulting from a decrease in use of outside contractors, as we hired employees to perform functions previously outsourced.
Various other items	h	104	h	795	The increase is due to various other insignificant items.

Our professional services and other gross margin were (19.4)% and (12.2)% for the three months ended September 30, 2015 and 2014, respectively, and (20.4)% and (18.6)% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in gross margin for the three and nine months ended September 30, 2015, compared to the same periods in 2014, primarily reflects an increase in personnel-related costs.

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

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Research and development	$9,738	$7,681	$2,057	26.8%	$28,601	$22,010	$6,591	29.9%
Percentage of total revenue	17.7%	19.6%			18.9%	20.5%

Research and development expenses increased due to the following:

	Impact (in thousands)
Category	Three Months		Nine Months		Key Drivers
Personnel-related costs	h	$1,567	h	$6,336

Increase in salary and benefits costs was primarily driven by the increase in headcount to support the enhancement of our existing products and the development of new products and an increase in stock-based compensation expenses from additional equity awards to new and existing employees.

Facilities and IT allocations	h	160	h	675	Increase in the allocation of facility and IT expenses was due principally to headcount growth in the research and development department and overall higher IT and facilities expenses.
Capitalized software	i	(235)	i	(1,285)	Increase in capitalized costs is due to larger capitalizable projects, particularly relating to our acquisition in December 2014
Various other items	h	565	h	865	Increase is due to various other insignificant items.

We believe that continued investment in our technology is important for our future growth, and, as a result, we expect research and development expenses to increase in absolute dollars and as a percentage of total revenue for the remainder of 2015.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Sales and marketing	$33,262	$24,973	$8,289	33.2%	$95,349	$69,127	$26,222	37.9%
Percentage of total revenue	60.6%	63.6%			62.9%	64.2%

Sales and marketing expenses increased due to the following:

	Impact (in thousands)
Category	Three Months		Nine Months		Key Drivers
Personnel-related costs	h	$4,968	h	$14,185

Increase in salary and benefit costs was primarily driven by an increase in headcount for our sales, marketing and business development employees and executives and an increase in stock-based compensation expenses from additional equity awards to new and existing employees.

Commissions	h	1,147	h	3,879	Increase in commission expense primarily reflects an increase in new customer acquisitions and increased subscription services to existing customers.
Marketing programs	h	562	h	2,961	Increase in marketing program costs reflects increased activity to support growth in our business.
Facilities and IT allocations	h	826	h	2,748	Increase in the allocation of facility and IT expenses was due principally to headcount growth in the sales and marketing department and overall higher IT and facilities expenses.
Travel and entertainment	h	172	h	995	Increase in travel costs reflects the expansion of our enterprise sales efforts and increased international sales and marketing efforts.
Various other items	h	614	h	1,454	Increase is due to various other insignificant items.

We expect sales and marketing expenses to increase in absolute dollars and as a percentage of total revenue and remain our largest expense in absolute dollars and as a percentage of total revenue for the remainder of 2015.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
General and administrative	$9,726	$6,594	$3,132	47.5%	$27,468	$18,517	$8,951	48.3%
Percentage of total revenue	17.7%	16.8%			18.1%	17.2%

General and administrative expenses increased due to the following:

	Impact (in thousands)
Category	Three Months		Nine Months		Key Drivers
Personnel-related costs	h	$2,501	h	$7,727

Increase in salary, recruiting, and benefit costs was primarily driven by an increase in headcount for our administrative, legal, human resources, finance and accounting departments and an increase in stock-based compensation expenses from additional equity awards to new and existing employees.

Various other items	h	631	h	1,224	Increase is due to various other insignificant items.

We expect that our general and administrative expenses will increase in absolute dollars, as we continue to expand our business, but expect it to remain relatively flat as a percentage of total revenue for the remainder of 2015.

Other Income (Expense), net

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Other income (expense), net	$(368)	$303	$(671)	221.5%	$249	$58	$191	329.3%
Percentage of total revenue	-0.7%	0.8%			0.2%	0.1%

Other income (expense), net increased due to the following:

	Impact (in thousands)
Category	Three Months		Nine Months		Key Drivers
Foreign exchange gain	i	$(713)	h	$72	(Decrease) increase in foreign exchange gain in the three and nine months ended September 30, 2015 is primarily due to the movement of the Australian dollar against the Euro.
Various other items	h	42	h	119	Increase is due to various other insignificant items.

Provision for Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Provision for income taxes	$142	$126	$16	12.7%	$454	$96	$358	372.9%
Percentage of total revenue	0.3%	0.3%			0.3%	0.1%

For the three and nine months ended September 30, 2015, the Company recorded an expense for income taxes of approximately $0.1 million and $0.5 million, respectively, consisting primarily of foreign and state income taxes. The provision for income taxes for each of the three and nine months ended September 30, 2014 was approximately $0.1 million, consisting primarily of foreign and state income taxes.

Net Loss and Adjustment Attributable to Redeemable Non-Controlling Interests

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Net loss attributable to non-controlling interests	$(1,263)	$206	$(1,469)	713.1%	$(1,306)	$376	$(1,682)	447.3%
Percentage of total revenue	2.3%	0.5%			0.9%	0.3%

Net loss and adjustment attributable to redeemable non-controlling interests fluctuated due to the following:

	Impact (in thousands)
Category	Three Months		Nine Months		Key Drivers
Net loss attributable to non-controlling interest	h	$161	h	$860	Increase in net loss attributable to redeemable non-controlling interests primarily reflects an increase in losses in our joint venture Marketo KK.
Adjustment to non-controlling interests	i	(1,630)	i	(2,542)	Increase in adjustment to non-controlling interests primarily due to an increase in the estimated redemption value.

Liquidity and Capital Resources

To date, we have financed our operations through cash collected from customers as well as preferred equity financings, our IPO and concurrent private placement completed in May 2013, and our follow-on public offering completed in September 2013.  We also maintain a credit facility. As of September 30, 2015 and December 31, 2014, we had cash and cash equivalents of $112.9 million and $112.6 million, respectively, most of which was held in money market accounts.

In May 2012, we entered into a loan and security agreement with a bank related to a credit facility providing us with an equipment line of up to $4.0 million. In June 2013, we entered into a first amendment to the loan and security agreement, which provided an additional line of credit for advances of up to $4.5 million. The interest rate associated with both lines of credit is the greater of 4% or 0.75 of a percentage point above the bank’s prime rate, as determined on the applicable funding date. For each equipment loan advance, we paid interest only for approximately nine months. Subsequently, we make thirty-six equal monthly payments of principal and interest. In May 2014 we entered into a second amendment to revise the existing covenants associated with this facility.  As of September 30, 2015, we were in compliance with these revised covenants. As of September 30, 2015 and December 31, 2014, the outstanding loan balance was $3.3 million and $5.4 million, respectively. See Note 7 - Credit Facility to our Condensed Consolidated Financial Statements for a discussion of our credit facility.

A substantial source of our cash flow from operating activities results from changes in our deferred revenue balance, which is included on our condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our software subscriptions and professional services and is amortized into revenue in accordance with our revenue recognition policy. As of September 30, 2015 and December 31, 2014, we had working capital of $50.0 million and $66.0 million, respectively, which included $81.9 million and $62.9 million of deferred revenue recorded as a current liability, respectively. The decrease in our working capital at September 30, 2015 was primarily due to our total capital expenditures, and deferred revenue growth, partially offset by proceeds received for common stock issued upon exercise of stock options and under our employee stock purchase plan, and the investment we received from the redeemable non-controlling interests holders in our Japan joint venture.

We assess our liquidity primarily through our cash on hand as well as the projected timing of billings under contract with our customers and related collection cycles. We believe our current cash and cash equivalents, and cash to be received from existing and new customers will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

As of September 30, 2015, we held an aggregate of $103.3 million and $9.6 million in cash and cash equivalents in the United States and our foreign subsidiaries, respectively. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

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

The table below provides selected cash flow information for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in) operating activities	$3,734	$(10,838)
Net cash used in investing activities	(12,761)	(6,705)
Net cash provided by financing activities	9,611	8,695
Net increase (decrease) in cash and cash equivalents, net of impact of foreign exchange rates on cash and cash equivalents	209	(9,505)

Net Cash Provided By (Used In) Operating Activities

Cash provided by (used in) operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers and size of customers using our cloud-based solutions and services, and the amount and timing of customer receipts and vendor payments. Cash used in operating activities has historically come from a net loss driven by sales of subscriptions to our solutions and adjusted for non-cash expenses items, such as depreciation of property and equipment and amortization of stock- based compensation and acquired intangible assets. The percentage of customers that pay quarterly rather than annually changes every quarter. The percentage of customers who pay us quarterly has a material impact on our net cash provided by (used in) operating activities.

Nine Months Ended September 30, 2015

Factor	Impact (in millions)		Key Drivers
Net loss	i	(53.0)	Cash used in operating activities during the first nine months of 2015 primarily reflected our net loss.
Depreciation and amortization	h	10.1	Add back of non-cash depreciation and amortization expense.
Stock-based compensation	h	29.7	Add back of non-cash stock based compensation expense.
Deferred revenue	h	19.6

Increase in deferred revenue, resulting primarily from the addition of new customers invoiced during the period, customer mix of more annual versus quarterly billing invoiced during the period and to a lesser extent, cross selling of additional products and increased usage of existing products to existing customers.

Accounts receivable	i	(4.7)	Increase in accounts receivable primarily reflects the timing of billings and higher level of sales.
Accounts payable	h	2.1	Increase in accounts payable reflects the timing of payment of vendor invoices.
Accrued expenses and other current liabilities	h	1.4	Increase in accrued expenses and other current liabilities primarily reflects an increase in accrued bonuses and vacation payable.
Prepaid and other current assets	i	(1.6)

Increase in prepaid expenses and other current assets primarily reflected prepaid costs related to amounts paid for annual subscription software services, prepaid maintenance contracts and prepaid insurance.

Various other items	h	0.1	Increase is due to various other insignificant items.

Nine Months Ended September 30, 2014

Factor	Impact (in millions)		Key Drivers
Net loss	i	$(38.8)	Cash used in operating activities during the first nine months of 2014 primarily reflected our net loss
Depreciation and amortization	h	6.8	Add back of non-cash depreciation and amortization expense
Stock-based compensation	h	17.4	Add back of non-cash stock based compensation expense
Deferred revenue	h	12.3	Increase in deferred revenue primarily reflected the addition of new customers and to a lesser extent, cross sell of additional products to existing customers
Prepaid expenses and other current assets	i	(1.9)	Increase in prepaid expenses and other current assets primarily reflected prepaid costs related to amounts paid for annual subscription software services and prepaid insurance
Accrued expenses and other current liabilities	i	(6.6)	Decrease in accrued expenses and other current liabilities of $6.6 million primarily reflected cash payments of fiscal 2013 liabilities including year-end bonuses and commissions

Net Cash Used in Investing Activities

Nine Months Ended September 30, 2015

Factor	Impact (in millions)		Key Drivers
Purchases of property and equipment	i	$(11.6)

Cash outflows for purchases of property and equipment. Our increase in property and equipment was associated with an increase in network equipment in our co-location data center facilities as we continue to expand capacity, as well as computer equipment and software, leasehold improvements and furniture and fixtures for supporting activities related to general growth in our business.

Capitalized software development	i	(0.9)	Cash outflows for software development projects.
Restricted cash	i	(0.2)	Decrease is due to restricted cash in relation to an Australia lease agreement.

Nine Months Ended September 30, 2014

Factor	Impact (in millions)		Key Drivers
Purchases of property and equipment	i	$(6.2)

Cash outflows for purchases of property and equipment primarily associated with an increase in equipment in our co-location data center facilities as we continue to expand capacity and to a lesser extent, increases associated with our higher employee headcount and supporting general growth in our business

Capitalized software development	i	(0.5)	Cash outflows for software development projects

Net Cash Provided By Financing Activities

Nine Months Ended September 30, 2015

Factor	Impact (in millions)		Key Drivers
Employee stock purchase plan	h	$5.6	Cash proceeds from the issuance of common stock under our employee stock purchase plan.
Stock option exercises	h	4.8	Cash proceeds received from the issuance of common stock upon the exercise of stock options.
Joint venture proceeds	h	1.7	Cash inflows from investment proceeds received from our redeemable non-controlling interest holders in our Japan joint venture.
Debt repayments	i	(2.0)	Cash outflows related to principal repayments under our credit facility.
Various other items	i	(0.5)	Decrease is due to various other insignificant items.

Nine Months Ended September 30, 2014

Factor	Impact (in millions)		Key Drivers
Employee stock purchase plan	h	$6.1	Cash proceeds from the issuance of common stock under our employee stock purchase plan
Stock option exercises	h	4.7	Cash proceeds received from the issuance of common stock upon the exercise of stock options
Withholding taxes remitted for net share settlement awards	i	(2.1)	Cash outflows to satisfy withholding taxes on equity awards that are net share settled
Joint venture proceeds	h	2.0	Cash inflows from investment proceeds received from our redeemable non-controlling interest holders in our Japan joint venture
Debt repayments	i	(1.5)	Cash outflows related to principal repayments under our credit facility
Equity registration costs and follow-on offering costs	i	(0.4)	Cash payments related to costs associated with our follow-on offering and the registration of common stock issued in connection with our acquisition of Insightera during the fourth quarter of 2013
Various other items	i	(0.1)	Decrease is due to various other insignificant items.

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

There have been no significant changes in our critical accounting policies and estimates during the first nine months of 2015 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The pronouncement eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The pronouncement is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We have elected not to early adopt. The adoption of ASU 2015-16 is not expected to have a material impact on our condensed consolidated financial statements

In August 2015, subsequent to the issuance of ASU 2015-3, FASB issued ASU 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs pursuant to Staff Announcement at June 18, 2015 EITF Meeting. The pronouncement included the SEC staff guidance section indicating that the SEC staff would not object to deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding balances on the arrangement. The pronouncement is effective upon adoption of ASU 2015-3. The adoption of ASU 2015-15 is not expected to have a material impact on our condensed consolidated financial statements.

In April 2015, the FASB issued new accounting guidance ASU 2015-3, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The guidance pronouncement requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The debt issuance costs guidance pronouncement is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We have elected not to early adopt. The adoption of the debt guidance ASU 2015-3 is not expected to have a material impact on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40). The pronouncement was issued to provide guidance concerning accounting for fees in a cloud computing arrangement. The pronouncement is effective for reporting period fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of ASU 2015-05 is not expected to have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer. In July 2015, the FASB approved a one year deferral of the effective date for the new revenue reporting standard for entities reporting under U.S. GAAP. In accordance with the deferral, this guidance will be effective for us, beginning January 1, 2018, and can be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption is permitted beginning January 1, 2017. We have elected not to early adopt.  The standard permits the use of either the retrospective or cumulative effect transition method.  We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Contractual Obligations and Commitments

Our primary contractual obligations are from our operating leases, a credit facility and other contractual commitments. See Note 7 - Credit Facility to our condensed consolidated financial statements for a discussion of our credit facility. Except as set forth below, there were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the year ended December 31, 2014.

In February 2015, we entered into a definitive lease agreement whereby we lease approximately 6,448 square feet of office space in Sydney, Australia. Our future minimum lease payments under this agreement are approximately $1.0 million, payable over the thirty-six month term of the lease.

In March 2015, we entered into a definitive lease agreement whereby we lease approximately 4,147 square feet of office space in Tokyo, Japan. Our future minimum lease payments under this agreement are approximately $1.4 million, payable over the forty-two month term of the lease.

As of September 30, 2015, future minimum operating lease payments are as follow (in thousands):

Minimum Lease Payment
2015 (3 months)	$1,551
2016	6,372
2017	6,608
2018	4,639
2019	578
Thereafter	—
Total	$19,748

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

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. As a result, we recognize foreign currency gains or losses from time to time related to these transactions. We recognized foreign currency gains of approximately $0.3 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively. A 10% increase or decrease in the U.S. dollar exchange rate relative to any other currency would not have a material impact on our revenue or operating results.

Interest Rate Sensitivity

We have a credit facility with outstanding equipment advances of approximately $3.3 million and $5.4 million as of September 30, 2015 and December 31, 2014, respectively. The interest rate associated with this facility is the greater of 4% or three quarters of a percentage point above the prime rate. A one percent increase in the prime rate would not have an impact on our operating results as the greater of the two rates is 4%, and we would still pay interest of 4%. A 10% increase or decrease in interest rates would not result in a material change in either our obligations under this facility or in the returns on our cash and cash equivalents.

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

We generated net losses attributable to Marketo of $54.3 million, $47.4 million and $34.4 million in 2014, 2013 and 2012, respectively and $54.3 million for the nine months ended September 30, 2015. As of September 30, 2015, we had an accumulated deficit of $235.7 million. We will need to generate and sustain increased revenue levels in future periods in order to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our marketing and sales operations, develop and enhance our solutions, meet the increased compliance requirements associated with our operation as a public company, expand our data center infrastructure and services capabilities and expand into new markets. Historically, we also have experienced negative gross margins on our professional services, which are expected to continue to be negative. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

Our competitors offer various solutions that compete with us. Some of these competitors include:

•                  cloud-based marketing automation providers such as Act-On, Eloqua (acquired by Oracle in 2012), ExactTarget (acquired by salesforce.com in 2013) and HubSpot;

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

As of September 30, 2015, a significant percentage of our customers continued to integrate our solutions with certain capabilities of salesforce.com using publicly available application programming interfaces (APIs). In general, we rely on the fact that salesforce.com continues to allow us access to its APIs to enable these customer integrations. Certain of our services that integrate with salesforce.com are subject to the standard terms and conditions for application developers of salesforce.com, which govern the distribution, operation and fees of applications on the salesforce.com platform, and which are subject to change by salesforce.com from time to time. In addition, certain of our services that integrate with salesforce.com are subject to a negotiated contract. If, in the future, we are unable to integrate our services with salesforce.com or the terms of the integrations change, our business and results of operations could suffer.

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

From 2012 to 2014, our annual revenue grew from $58.4 million to $150.0 million. For the nine months ended September 30, 2015, our revenue grew to $151.6 million from $107.6 million during the nine months ended September 30, 2014. We expect that, in the future, if our revenue increases to higher levels, our revenue growth rate will decline. We believe growth of our revenue depends on a number of factors, including our ability to:

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

There can be no assurance that any limitations of liability provisions in our contracts for a security breach would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that are not covered by or that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and operating results.

Interruptions to or degraded performance of our service could result in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.

We currently host our solutions at facilities located in the United States, the European Union and Australia. The continuous availability of our solutions depends on the operations of those facilities, on a variety of network service providers, on third-party vendors and on our own data center operations staff. In addition, we depend on our third-party facility providers’ abilities to protect these facilities against damage or interruption from natural disasters, power or telecommunications failures, criminal acts and similar events. If there are any lapses of service or damage to a facility or our computer equipment or systems, we could experience lengthy interruptions in our service as well as delays and additional expenses in arranging new facilities, services, computer equipment or systems. Even with current and planned disaster recovery arrangements, which, to date, have not been tested in an actual crisis, our business could be harmed.

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

To execute our business strategy, we must attract and retain highly qualified personnel, and we may not be successful in attracting and retaining the professionals we need. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software, as well as for skilled marketing and operations professionals. Sales professionals are also very important to our success and are particularly difficult to hire, train, and retain in the current environment. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications. In particular, we have experienced a more competitive hiring environment in the San Francisco Bay Area, where we are headquartered. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock awards or other equity incentives they are to receive in connection with their employment. If the price of our stock declines, or experiences significant volatility, our ability to attract or retain key employees will be adversely affected. If we continue to experience difficulty in hiring and retaining qualified personnel, if hiring and retaining qualified personnel becomes more difficult, or if we experience higher than expected employee turnover, especially with respect to experienced and trained enterprise sales professionals and software developers in each case, we may be unable to meet our growth targets and our business could be severely harmed.

In addition, we have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty training new personnel and bringing them to full productivity. If we fail to train new personnel in an efficient manner, or effectively motivate our current personnel, our financial results may suffer.

We may not be able to scale our business quickly enough to meet our customers’ growing needs, and if we are not able to grow efficiently, our operating results could be harmed.

As our customer base grows and as customers use our solutions for more advanced engagement marketing programs, we will need to devote additional resources to improving our application architecture, integrating with third-party systems, and maintaining infrastructure performance. In addition, we will need to appropriately scale our internal business systems and our services organization, including customer support and professional services, to serve our growing customer base, particularly as our customer demographics expand over time. Any failure of or delay in these efforts could impair system performance and reduce customer satisfaction. These issues could reduce the attractiveness of our marketing solutions to customers, resulting in decreased sales to new customers, lower renewal rates by existing customers, the issuance of service credits, or requested refunds, which could adversely affect our revenue growth and harm our reputation. Even if we are able to upgrade our systems and expand our staff, any such expansion will be expensive and complex, requiring management time and attention. We could also face inefficiencies or operational failures as a result of our efforts to scale our infrastructure. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. These efforts may reduce revenue and our margins and adversely affect our financial results.

We rely on third-party technology that may be difficult to replace or which could cause errors or failures of our services.

We rely on technology licensed from third parties in order to offer certain of our services. For example, our revenue cycle analytics service embeds big data analytics software that we license from a third party. Third-party technology may not continue to be available at reasonable prices or on commercially reasonable terms, or at all, or their use may be limited by new privacy laws. Any loss of the right to use third-party technology could limit the functionality of our services, increase our expenses and otherwise result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. In addition, we have limited control over the functionality of third-party technology. Any changes, errors or defects in such technology could result in errors or a failure of our service, which could expose us to liability or result in customer dissatisfaction, loss of customers, damage to our reputation, or a reduction in revenue.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally. In 2014, 2013 and 2012 revenue generated outside of the United States was 16.1%, 14.5% and 12.8%, respectively, of our total revenue. We currently have international offices outside of North America in Europe, Australia, and Japan which focus primarily on selling and implementing our solutions in those regions and an office in Israel which focuses primarily on research and development. We have data centers in the U.S., the European Union, and Australia and, in the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

•                  changes in a specific country’s or region’s political or economic conditions;

•                  unexpected changes in regulatory requirements, taxes or trade laws;

•                  more stringent or changing regulations relating to data protection, the international transfer of personal information and the unauthorized use of, or access to, commercial and personal information;

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

We opened our first international office in 2011, and our relatively limited experience in operating our business internationally increases the risk that our international expansion efforts may not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer.

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

We believe that our development of the Marketo brand is critical to achieving widespread awareness of our existing and future engagement marketing solutions, and, as a result, is important to attracting new customers and maintaining existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful marketing solutions at competitive prices. In the past, our efforts to build our brand have involved significant expenses. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. Our brand could be negatively affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity. For example, to sell to and service our customers we utilize a combination of internal personnel and third-party service providers, as well as indirect sales partners that pursue additional channel, agency and OEM distribution partnerships. These third-party service providers and indirect sales partners, who are not in our control, may harm our reputation and damage our brand perception in the marketplace. If we fail to successfully promote and maintain our brand, our business could suffer.

Future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our operating results and financial condition.

We have in the past acquired, and we may in the future acquire businesses and technologies. For example, we acquired a small private company in December 2014, Insightera in December 2013 and Crowd Factory in April 2012. Acquisitions we make may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not the acquisitions are completed. We have limited experience in acquiring other businesses, and if we acquire additional businesses, we may not be able to integrate successfully the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations or if we are unable to successfully integrate it, our operating results, business and financial condition may suffer.

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

Our strategy is to sell our marketing solutions to organizations of broadly different sizes, from SMBs to large enterprises. Our gross margins can vary depending on numerous factors related to the implementation and use of our marketing solutions, including the sophistication and intensity of our customers’ use of our solutions and the level of professional services and support required by a customer. For example, our enterprise customers typically require more professional services and because our professional services offerings typically have a higher cost of revenue than subscriptions to our solutions, any increase in sales of professional services would have an adverse effect on our overall gross margin and operating results. Providing professional services to enterprises allows us to utilize our staff more efficiently than is the case in providing professional services to other customers or in other contexts; consequently, while an increase in providing professional services to enterprises typically hurts our overall gross margin, it may improve our professional services and other gross margin. Sales to enterprise customers may also entail longer sales cycles and more significant selling efforts. Selling to SMB customers may involve smaller contract size, higher relative selling costs and greater credit risk and uncertainty. In addition, our smallest customers have historically renewed at a lower rate than our largest customers. If the mix of organizations that purchase our solutions changes, or the mix of solution components purchased by our customers changes, our gross margins could decrease and our operating results could be adversely affected.

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

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to perfect our rights, enforce our rights or if we do not detect unauthorized use of our intellectual property. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. While we have some U.S. patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, any issued patents may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some contract provisions protecting against unauthorized use, copying, transfer and disclosure of our products may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase.

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

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying, sales, or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our solutions, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our solutions, or injure our reputation.

Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others.

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual and proprietary rights. Companies in the software industry, including in marketing software, are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Many of our competitors and other industry participants have been issued patents and/or have filed patent applications and may assert patent or other intellectual property rights within the industry. Moreover, in recent years, individuals and groups that are non-practicing entities have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters or notices or may be the subject of claims that our solutions and underlying technology infringe or violate the intellectual property rights of others. Responding to claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand, and cause us to incur significant expenses. Our technologies may not be able to withstand any third-party claims or rights against their use. Claims of intellectual property infringement might require us to redesign our applications, delay releases, enter into costly settlement or license agreements or pay costly damage awards, indemnify customers, or face a temporary or permanent injunction prohibiting us from marketing or selling our solutions. If we cannot or do not license the infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and operating results could be adversely impacted. Additionally, our customers may not purchase our marketing solutions if they are concerned that they may infringe third-party intellectual property rights. The occurrence of any of these events may have a material adverse effect on our business.

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

Certain aspects of how we operate and how our customers utilize our solution are subject to legislation and regulations in the United States, the European Union and elsewhere. These regulations and legislation seek, among other things, to allow consumers to have greater control over the collection, use and disclosure of personal information collected online and could therefore have a significant impact on the operation of our marketing solutions and could impair our attractiveness to customers, which would harm our business.

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

With regard to data transfers of personal data from our European employees and customers to the United States, we have historically relied on our adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established means for legitimizing the transfer of personal data by U.S. companies doing business in Europe from the European Economic Area, or EEA, to the U.S. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) (the “ECJ Ruling”), the U.S.-EU Safe Harbor Framework was deemed an invalid method of compliance with restrictions set forth in EU Directive 95/46/EC (and member states’ implementations thereof) regarding the transfer of personal data outside of the EEA. In light of the ECJ Ruling, we have provided alternative solutions to legitimize our transfers of personal data from the EEA to the United States. However, future ECJ rulings and/or changes in EU Directive 95/46/EC (and member states’ implementations thereof) may further restrict such alternative solutions, and we may experience reluctance or refusal by European customers to use our solutions due to potential risk exposure as a result of the ECJ Ruling. We and our customers may face a risk of enforcement actions taken by EU data protection authorities until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under an alternative government-sponsored alternative to the U.S.-EU Safe Harbor Framework.

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

Privacy concerns may cause consumers to resist providing the personal data necessary to allow our customers to use our service effectively. We have implemented various features intended to enable our customers to better protect consumer privacy, but these measures may not alleviate all potential privacy concerns and threats. For example, the ECJ Ruling had the effect of invalidating the Safe Harbor framework discussed above. As a result, the framework no longer provides a valid legal basis for companies to transfer personal data from the European Union to the United States. Companies, including our customers, must comply with relevant aspects of European Union data protection laws using alternate mechanisms, and our customers may not implement the alternate mechanisms that we offer. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our service in certain industries. In addition to government activity, privacy advocacy groups and the marketing and other industries are considering various new, additional or different self- regulatory standards that may place additional burdens on us. The costs of compliance with, and other burdens imposed by, the foregoing laws, regulations, policies and actions may limit the use and adoption of our cloud-based marketing solutions and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance or loss of any such action.

We may be subject to additional obligations to collect and remit sales tax and other taxes, and we may be subject to tax liability for past sales, which could harm our business.

State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our subscription cloud-based marketing solutions in various jurisdictions is unclear, and we may be subject to additional local jurisdictional taxes in the future. Further, these jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face the possibility of tax assessments and audits, and our liability for these taxes and associated penalties could exceed our original estimates. A successful assertion that we should be collecting additional sales, use, value added or other taxes in those jurisdictions where we have not historically done so and do not accrue for such taxes could result in substantial tax liabilities and related penalties for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.

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

Our investments include various money market funds which invest in securities such as United States Treasury securities, U.S. government agency securities, bank certificates of deposit and commercial paper. Weakened financial markets have at times adversely impacted the general credit, liquidity, market prices and interest rates for these and other types of debt securities. Additionally, changes in monetary policy by the Federal Open Market Committee and concerns about the rising U.S. government debt level may cause a decrease in the purchasing power of the United States dollar and adversely affect our investment portfolio. Furthermore, if there is a default or downgrade of U.S. government or agency debt securities, our investment portfolio may be adversely impacted, requiring impairment charges that could adversely affect our liquidity, financial position, results of operations or cash flows. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, liquidity, results of operations or cash flows.

Failure to comply with laws and regulations could harm our business.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, data privacy, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results and financial condition could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could further harm our business, operating results and financial condition.

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

Our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially own a significant portion of our common stock outstanding as of September 30, 2015. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

In addition, certain holders of our common stock as of September 30, 2015 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

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

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                   Default Upon Senior Securities

None.

Item 4.                   Mine Safety Disclosures

None.

Item 5.                   Other Information

None.

Item 6.                   Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

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
101

The following materials from the Marketo, Inc. Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

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

Marketo, Inc.

Date: November 6, 2015	By:	/s/ Frederick A. Ball

Frederick A. Ball

Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)