Form 10-K
period 2015-12-31
Marketo, Inc.
filed 2016-03-04
CIK 1490660

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

          The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, as reported on the NASDAQ, was approximately $467.5 million. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

          On February 26, 2016, the registrant had 44,384,855 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
  future economic conditions;

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

  •
  the effects of security breaches, catastrophic events or failures in our or our customers' products and services on our business;

  •
  the effect of changing privacy laws and privacy-related expectations of customers on our business;

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

PART I

Item 1.    Business

Overview

        Marketo serves as a strategic marketing partner to more than 4,500 large and medium enterprises and small companies across a wide variety of industries.

        Our applications are complemented by the Marketo Marketing Nation®, a thriving network of more than 550 third-party solutions through our LaunchPoint® ecosystem and over 60,000 marketers who share and learn from each other to grow their collective marketing expertise.

        Our Engagement Marketing Platform offers a unique blend of power and speed that is appealing to business to business (B2B) and business to consumer (B2C) customers across both large enterprises and Small and Medium Businesses (SMBs). Our client base is diverse, with 4,549 customers as of December 31, 2015 across a wide range of industries including business services, consumer, financial services, healthcare, manufacturing, media, technology and telecommunications. For the year ended December 31, 2015, our 20 largest customers accounted for approximately 12% of our total revenue.

        We provide our solutions on a subscription basis and generated revenue of $209.9 million, $150.0 million and $95.9 million in 2015, 2014 and 2013, respectively, representing year-over-year increases of 40% and 56%, respectively. We had net losses attributable to Marketo of $71.5 million, $54.3 million and $47.4 million in 2015, 2014 and 2013, respectively, due to increased investments in our growth. As of December 31, 2015, we had an accumulated deficit of $251.3 million.

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

        Many of the strategies and business processes that our solution supports are new and rapidly evolving, and there is relatively little accumulated experience in many of our prospective customers about how best to take advantage of modern relationship marketing. We therefore complement our products with an extensive network of resources to assist our customers with the strategic and practical use of our solutions. Among these resources are expert consulting services, peer-to-peer discussion communities, a library of pre-built marketing programs and templates, rich content on marketing best practices and an integrated ecosystem of partner products. We collectively refer to this extended set of resources as the Marketo Marketing Nation.

        We were incorporated in the state of California on January 20, 2006. We were reincorporated in the state of Delaware in 2009. We operate from our headquarters in San Mateo, California and have operating subsidiaries in Ireland, Australia, Israel, Japan and the United Kingdom. Additional information about us is available on our website at http://www.marketo.com. The information on our website is not incorporated herein by reference and is not a part of this Annual Report on Form 10-K.

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

        These applications are built upon a common platform and database system of record called the Audience Hub. The Audience Hub enables marketers to form deep insights about customers based on their online and offline behavior across multiple channels, driving real-time interactions that speak directly to each individual. The Engagement Marketing Platform also supports an ecosystem of complementary partner applications that we call LaunchPoint. Our Engagement Marketing Platform and suite of applications is hosted and delivered over the web using a cloud-based, or Software as a Service (SaaS), model, and is built using modern multi-tenant architecture.

        We have built a rich set of applications across ten categories that run on the Engagement Marketing Platform, as follows:

  •
  Marketing Automation provides a complete set of capabilities for marketers to orchestrate personalized multi-channel marketing campaigns and workflows. It includes functionality for marketers to create personalized marketing messages that are triggered in real-time based on customer behaviors; generate custom web pages without any programming knowledge; streamline the entire process of running online (e.g., webinar) and offline (e.g., trade show) marketing events; and execute sophisticated nurturing campaigns that can automatically engage customers in a highly-relevant way over a period of days, weeks, or months.

  •
  Email Marketing provides marketers the ability to tap the rich insights captured in the Audience Hub to dynamically send the right email message to the right person, at the right time—at scale. A visual editor and fully responsive templates make creating emails that look great on any device fast and easy. Using a simple drag and drop interface, marketers can setup emails that are triggered automatically in real time based on activity—or lack of activity—in any customer channel.

  •
  Mobile Engagement provides marketers with the ability to engage customers on their mobile devices as part of a seamless customer journey. It extends the platform's cross-channel listening capabilities to the mobile app environment. Customer behaviors within mobile apps can be used to personalize engagement across the web, social, email, and advertising channels. Behaviors across these channels can also be used to deliver personalized push notifications and in-app messages in mobile apps, creating a consistent experience as consumers hop seamlessly between channels and devices.

  •
  Social Marketing lets marketers run dedicated social media marketing campaigns, as well as augment traditional marketing campaigns with social marketing, to amplify marketing messages across leading social networks. Our solution lets marketers add intelligent social sharing buttons to existing web content and videos; publish new Facebook pages with the touch of a button; build social engagement applications such as polls, sweepstakes, and referral offers to engage their audience and promote social cross posting; and augment existing customer and prospect information with social profiles and sharing behavior.

  •
  Digital Ads allows marketers to leverage the rich behavioral data captured in the Audience Hub to drive more personalized digital ads. Marketo Ad Bridge is our application that connects online advertising efforts to an overall engagement marketing strategy, so marketers can find and attract the right customers and move them quickly through the buyer journey. By bringing together Marketo's marketing insights with ad tech solutions, marketers can effectively target audience members based on who they are and what they do, as well as track, measure, and optimize their digital advertising programs.

  •
  Web Personalization helps marketers make the most of web visits by personalizing experiences to engage people more deeply. It provides marketers the ability to personalize web and mobile interactions for both known and anonymous web visitors based on who they are and how they've behaved across the web and other channels. Additionally, B2B companies can personalize website messages for visitors coming from specific target accounts or groups of accounts, or based on the visitor's industry or company size, even if they're anonymous.

  •
  Marketing Analytics takes advantage of our database system of record and time-series analytics engine to help organizations answer sophisticated questions about their marketing performance over time. This application enables organizations to prove—and improve—the revenue impact that marketing has on every stage of the buying journey, and includes: a library of operational reports detailing email and landing page performance, web activity, and lead performance; intuitive analyzers that show the influence of marketing on individual customer outcomes; analytics that compute and illustrate the impact, effectiveness, and return on investment of marketing programs individually and in aggregate; and an ad- hoc report builder for completely customized reports and dashboards.

  •
  Predictive Content automatically discovers website assets such as videos, e-books, case studies, and blog posts and learns which content works best for each person based on visitor profiles, content consumption, and other behavioral patterns. Marketo Predictive Content leverages machine learning and predictive analytics to present real-time content recommendations to targeted individuals browsing a company's website, continuously optimizing engagement rates.

  •
  Marketing Calendar helps marketing teams plan and coordinate their activities across functions and regions. It gives marketers the ability to create and modify their campaigns directly through a calendar built specifically for marketers, which saves time and reduces errors. Leveraging the rich underlying program data available through the Engagement Marketing Platform, marketers can create specialized calendar views by channel, audience, region, and more to streamline plans. The Calendar HD function lets marketers display their plans, programs, and goals on wall-mounted HDTV displays, improving team coordination and communication.

  •
  Sales Insight enables customers to improve the effectiveness of their salespeople by helping them focus their time on the prospects most likely to purchase. Sold on a per-seat basis, it provides sales reps with an automated "Best Bets" view that highlights their best leads and opportunities; easy-to-read lead scoring that identifies both lead quality and urgency; online behavior tracking that highlights key activities that indicate buying interest; and the ability for salespeople to turn insight into action by sending tracked emails or entire campaigns directly within the customer relationship management (CRM) system, Microsoft Outlook and/or Google Mail.

        In 2016, we strategically integrated our Real-time Personalization and AdBridge application capabilities into our new Web Personalization, Predictive Content, and Digital Ads applications. We also added a new discrete Email application to serve the needs of marketers who need to move up to a more modern generation of email marketing. We have historically introduced a new application for the Engagement Marketing Platform approximately once every twelve to eighteen months, and we intend to continue this pace of innovation in the future.

        These applications are built upon the Engagement Marketing Platform and all work together, so that when our customers purchase and deploy more than one, they operate as a single cohesive offering. In particular, this means they share a common user interface and one underlying database system of record, and that the combination of applications yields synergy that would not be practical with multiple independent tools.

Packaging by Solutions and Market Segment

        We market and sell our solutions to both large global enterprises, which we currently define as businesses with 1,500 or more employees, and SMBs, which we currently define as businesses with fewer than 1,500 employees. For our SMB customers, in fiscal year 2015, we primarily packaged and priced applications and engagement marketing platform in four different editions. Each edition combined our platform with selected features and functions from each of our application categories to suit the varied needs of smaller businesses:

  •
  Spark Edition, which was optimized for small businesses and first-time marketing automation users. Spark Edition provides complete email marketing functionality, plus CRM integration and relationship marketing campaigns, and includes entry level lead nurturing, scoring, landing pages, social campaigns, event management, and reporting.

  •
  Standard Edition, which included all Spark Edition features, with additional features including more advanced lead scoring and CRM integration, dynamic content in emails and landing pages, A/B testing, social engagement applications, and revenue analysis dashboards.

  •
  Select Edition, which was built for companies with more sophisticated marketing requirements. It includes all Standard Edition features along with additional features including time-series revenue analytics, more sophisticated social promotion tools, and permission-based access controls to support extended teams.

  •
  Dialog Edition, which was designed to help consumer businesses move beyond point-in-time email blasts to automated, individual, behavior- based conversations that drive customer engagement.

        For our enterprise customers in 2015, we packaged and priced our products on an individual application basis. Our enterprise customers could select one or more of our existing applications that ran on top of the Engagement Marketing Platform, and could add additional applications later as their needs evolved.

        Our customers have expressed the need to address an expanding set of marketing challenges from acquisition to advocacy across their businesses. To help both consumer and business marketers address these needs, in 2016, we have packaged our applications and engagement marketing platform into five business solutions. These solutions are preconfigured to provide exactly the right set of application and platform capabilities for the each unique business need:

  •
  Email Marketing: Marketo's Email Marketing solution provides a sophisticated alternative to batch and blast emailing, allowing marketers to communicate with their customers in a personalized and relevant way, automatically and at scale.

  •
  Lead Management: With this all-encompassing solution marketers can attract the right buyers and nurture them with personalized campaigns, deliver win-ready leads to sales, and measure marketing's impact on revenue.

  •
  Consumer Marketing: B2C marketers are obsessed with acquiring and retaining consumers. Marketo's Consumer Marketing solution helps B2C marketers target and acquire the right consumers, engage them seamlessly across all channels, and deliver relevant messages to build loyalty.

  •
  Customer Base Marketing: Some customers aren't just focused on growing their database, they're focused on marketing to their existing customers. Marketo's Customer Base Marketing solution allows these marketers to expand their relationship with their customers by identifying the right complementary products to market to them to drive growth.

  •
  Mobile Marketing: Many companies use mobile applications as a primary channel. Marketo's Mobile Marketing solution lets marketers listen and dynamically respond to mobile app user activity, location, and behaviors to deliver relevant, cross-channel experiences from a single, unified platform.

Customers

        Our client base is diverse with customers across a wide range of industries including business services, consumer, financial services, healthcare, manufacturing, media, technology and telecommunications. Geographically, the United States continues to represent our primary market, with international sales representing 15.3%, 16.1% and 14.5% of our total revenue in 2015, 2014 and 2013, respectively. As of December 31, 2015, we had 4,549 customers.

Sales and Marketing

        We sell subscriptions to our cloud-based solutions and services primarily through our direct sales force, whose primary sales operations are in San Mateo, California; Atlanta, Georgia; Dublin, Ireland; Tokyo, Japan; Sydney, Australia and Farnborough, United Kingdom. Our direct sales force is also responsible for selling to existing customers, who may renew their subscriptions, increase the usage of our products over time, add new products from our solution suite, and expand the deployment of our solutions across their organizations. In addition, we sell to distributors, agencies, resellers, and OEMs who in turn resell our solution to their end customers, or use our solution to provide a variety of managed services offerings to their customers.

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

        We monitor and test our solutions on a regular basis, and maintain regular release processes to refine and update our solutions. We have historically deployed new releases and updates ten or more times per year.

        Our research and development expenses were $39.1 million, $30.3 million and $23.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

        We host our solutions at several rented facilities in the United States, the European Union ("EU") and Australia. Each facility provides physical security including staffed security 24 hours per day, seven days a week, biometric access controls, and redundant power, environmental controls and Internet connection points. We continuously monitor our services for availability, performance and security.

        In 2012, to improve the responsiveness and cost efficiency of our data center operations, we began to transition from a managed hosting service provider to co-location data center facilities for which we began purchasing and managing our own computer equipment and systems that are located in rented facilities. We began to serve customers with our first wholly self-managed data center in the third quarter of 2012, and completed the first and largest phase of this long term program to migrate our customers to our self-managed data centers during the fourth quarter of 2013, covering all of our U.S. based data centers.

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

        If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, Oracle acquired our competitor Eloqua in 2012, ExactTarget acquired our competitor Pardot in 2012 and salesforce.com subsequently acquired ExactTarget in 2013. Other companies such as Adobe and IBM have also acquired companies in the marketing automation and/or social marketing and related spaces. These acquisitions have resulted in fewer but larger companies with whom we compete for customers.

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

        We believe that we compete effectively in terms of the most predominant competitive differentiators, which include ease of use, product features and fit for purpose, domain expertise and brand in relationship marketing, price of products and services, integration with third-party applications and data sources, pace of innovation and product roadmap, breadth and expertise of sales organization, strength of professional services organization and platform scalability, reliability and availability.

Seasonality

        See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Seasonality, Cyclicality and Quarterly Trends" for information regarding seasonality of our business.

Intellectual Property

        We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and contractual restrictions to establish and protect our proprietary rights in our products and services. As of December 31, 2015, we had three issued patents and nine pending U.S. patent applications. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.

        We registered MARKETO, MARKETING NATION, MARKETING FIRST, LAUNCHPOINT, the Marketo logo and certain other marks as trademarks in the United States and several other jurisdictions. We also have filed trademark applications for other marks in the United States and certain other jurisdictions, and will pursue additional trademark registrations to the extent we believe it would be beneficial and cost effective.

        We are the registered holder of a variety of domestic and international domain names that include "marketo.com" and similar variations.

        All of our employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property and they agree to assign to us any ownership that they may claim in those works. In addition, we generally enter into confidentiality agreements with our employees, consultants, vendors and customers, and generally limit access to and distribution of our proprietary information.

        We expect that marketing solutions in our industry may be increasingly the subject of third-party claims of intellectual property infringement as the number of competitors grows and the functionality of products in different industry segments overlaps. Moreover, many of our competitors and other industry participants have been issued patents and/or have filed patent applications, and have asserted claims and related litigation regarding patent and other intellectual property rights. From time to time, third parties, including certain of these leading companies, have asserted patent, copyright, trademark, trade secret and other intellectual property rights within the industry. Any of these third parties might make a claim of infringement against us at any time.

Employees

        As of December 31, 2015, we had 949 employees. None of our U.S. employees are covered by collective bargaining agreements. Outside of the United States, certain of our subsidiaries enter into employment contracts and agreements containing standard collective bargaining contractual terms in those countries in which such relationships are required. We believe our employee relations are good, and we have not experienced any work stoppages.

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

Item 1A.    Risk Factors

        A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this report, and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

We have a history of losses and may not achieve consistent profitability in the future.

        We generated net losses attributable to Marketo of $71.5 million, $54.3 million, and $47.4 million in 2015, 2014, and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $251.3 million. We will need to generate and sustain increased revenue levels in future periods in order to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our marketing and sales operations, develop and enhance our solutions, meet the increased compliance requirements associated with our operation as a public company, expand our data center infrastructure and services capabilities and expand into new markets. Historically, we also have experienced negative gross margins on our professional services, which are expected to continue to be negative. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

If we are unable to attract new customers or sell additional services and functionality to our existing customers, our revenue growth will be adversely affected.

        To increase our revenue, we must add new customers, encourage existing customers to renew their subscriptions on terms favorable to us, increase their usage of our solutions, and sell additional functionality and services to existing customers. As our industry matures, as interactive channels develop further, or as competitors introduce lower cost and/or differentiated products or services that are perceived to compete with ours, our ability to sell and renew based on pricing, technology and functionality could be impaired. In addition, attracting, retaining and growing our relationship with enterprise customers may require us to effectively employ different strategies than we have historically used with SMB customers, and we may face challenges in doing so. As a result, we may be unable to renew our agreements with existing customers or attract new customers or new business from existing customers on terms that would be favorable or comparable to prior periods, which could have an adverse effect on our revenue and growth.

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

        The competition we face in the sales of our solutions can put pressure on us to reduce our prices. Certain of our competitors, including large software vendors, sometimes offer marketing software at a discount or bundled together with their existing suite of solutions at little or no additional cost to customers. Our competitors' financial resources may allow them to execute these pricing strategies even though they may have a negative impact on their financial results. To the extent that these competitors continue to implement these pricing strategies, we may need to lower prices or offer other favorable terms in order to compete successfully. This could reduce our margins and could adversely affect operating results.

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

        Our customers have no obligation to renew their subscriptions for our solutions after the expiration of their subscription period, which is typically one year, but generally ranges from one to three years. In addition, our customers may renew for lower subscription amounts or for shorter contract lengths. We may not accurately predict renewal rates for our customers. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer usage, pricing changes, number of applications used by our customers, customer satisfaction with our service, increased competition, the acquisition of our customers by other companies and deteriorating general economic conditions. If our customers do not renew their subscriptions for our solutions or decrease the amount they spend with us, our revenue will decline and our business will suffer.

If our current relationship with salesforce.com changes or we are unable to maintain, develop and grow our relationships with other platform and service providers, our business will suffer.

        As of December 31, 2015, a significant percentage of our customers continued to integrate our solutions with certain capabilities of salesforce.com using publicly available application programming interfaces (APIs). In general, we rely on the fact that salesforce.com continues to allow us access to its APIs to enable these customer integrations. Certain of our services that integrate with salesforce.com are subject to the standard terms and conditions for application developers of salesforce.com, which govern the distribution, operation and fees of applications on the salesforce.com platform, and which are subject to change by salesforce.com from time to time. In addition, certain of our services that integrate with salesforce.com are subject to a negotiated contract that automatically renews each year unless terminated by either party. If, in the future, we are unable to integrate our services with salesforce.com or the pricing or other business or technical terms of the integrations changes, our business and results of operations could suffer.

        While we expect the majority of our revenue to continue to come from customers who also use the salesforce.com platform, we also integrate our solutions with various other platforms and third-party providers of applications, including CRM, event management, e-commerce, call center, and social media sites that our customers use and from which they obtain data. Any deterioration in our relationship with these platforms or service providers could harm our business and adversely affect our operating results.

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

        In addition, we have benefited from these providers' brand recognition, reputations and customer bases. Any losses or shifts in the market position of these providers in general, in relation to one another or to new competitors or new technologies could lead to losses in our relationships or customers, or our need to identify or transition to alternative channels for marketing our solutions. These factors could consume substantial resources and may not be effective. Any such changes in the future could negatively impact our ability to reach our prospective customers, which would harm our business.

Our historical growth rates may not be indicative of our future growth and, if we continue to grow, we may not be able to manage our growth effectively.

        From 2013 to 2015, our annual revenue grew from $95.9 million to $209.9 million. We expect that even if our revenue continues to increase in the future, our revenue growth rate will decline. We believe growth of our revenue depends on a number of factors, including our ability to:

  •
  price our marketing solutions and services effectively so that we are able to attract and retain customers without compromising our profitability or experiencing significant customer churn in response to price and other competitive pressures;

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

        In addition, our historical growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have also experienced significant growth in database size, the number of users and transactions and the amount of data that our hosting infrastructure supports. As we continue to grow, we will likely open new offices in the United States and internationally, and hire additional personnel for those offices. Finally, our organizational structure is becoming more complex as we integrate acquired companies as well as add additional employees. We will need to continue to improve our operational, financial and management controls as well as our reporting systems and procedures as our operations become increasingly complex. We will continue to require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to customer success that has been central to our growth so far.

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

        There can be no assurance that any limitations of liability provisions in our contracts would be enforceable or adequate with respect to a security breach or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that are not covered by or that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and operating results.

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

        We designed our system infrastructure and procure and own or lease the computer hardware used for our services. Design and mechanical errors, spikes in usage volume and failure to follow operations protocols and procedures could cause our systems to fail, resulting in interruptions in our solutions. Any interruptions or delays in our service, whether as a result of third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with customers and cause our revenue to decrease and/or our expenses to increase. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors, in turn, could further reduce our revenue, subject us to liability and cause us to issue credits or cause customers not to renew their subscriptions, any of which could have a material adverse effect on our business.

The failure to attract and retain qualified personnel could prevent us from executing our business strategy.

        To execute our business strategy, we must attract and retain highly qualified personnel, and we may not be successful in attracting and retaining the professionals we need. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing and managing cloud-based software, as well as for skilled marketing and operations professionals. Sales professionals are also very important to our success and are particularly difficult to hire, train and retain in the current environment. We have from time to time experienced, and expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In particular, we have experienced a highly competitive hiring environment in the San Francisco Bay Area, where we are headquartered. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock awards or other equity incentives they are to receive in connection with their employment. If the price of our stock declines, or experiences significant volatility, our ability to attract or retain key employees will be adversely affected. If we continue to experience difficulty in hiring and retaining qualified personnel, if hiring and retaining qualified personnel becomes more difficult, or if we experience higher than expected employee turnover, especially with respect to experienced and trained enterprise sales professionals and software developers in each case, we may be unable to meet our growth targets and our business could be significantly harmed.

        A significant percentage of our sales force is new to our company and therefore less productive than our more tenured sales personnel. We expect that new employees will continue to make up a significant percentage of our sales force in the near future. New hires require significant training and may take significant time before they achieve full productivity. We estimate based on past experience that sales team members typically do not fully ramp and are not fully productive during the first several months to quarters of employment with us, depending on the role. Our recent hires and planned hires may not become productive as quickly as we expect. Furthermore, hiring sales personnel in new international territories requires additional set up and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our financial results may suffer.

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

We rely on third-party technology that may be difficult to replace or potentially cause errors or failures of our services.

        We rely on technology licensed from third parties in order to offer certain of our services. For example, our Advanced Analytics application embeds big data analytics software that we license from a third party. Third-party technology may not continue to be available or on commercially reasonable terms, or at all, or use of such technology may be limited by privacy laws. Any loss of the right to use third-party technology could limit the functionality of our services, increase our expenses and otherwise result in delays in the provisioning of our services until equivalent technology is either developed by us, or, is identified, obtained and integrated by us, if available. In addition, we have limited control over the functionality of third-party technology. Any changes, errors or defects in such technology could result in errors or a failure of our service, which could expose us to liability or result in customer dissatisfaction, loss of customers, damage to our reputation, or a reduction in revenue.

If we are unable to further penetrate the B2C market and additional vertical industries, our revenue may not grow and our operating results may be harmed.

        Currently, a significant majority of our revenue is derived from companies in the B2B market and a significant portion is derived from customers in the technology industry. An important part of our strategy, however, is to further penetrate the B2C market and vertical industries outside of the technology industry, such as healthcare and financial services. We have less experience in this market and these industries, and expanding into them may require us to develop additional features for our products, expand our expertise in certain areas, and add sales and support personnel possessing familiarity with this market and the relevant vertical industries. In addition, B2C customers may have greater usage requirements during their peak selling seasons which could put pressure on our systems and infrastructure and require us to expand these systems and infrastructure to meet increased demand. As a result of these and other factors, our efforts to expand further into the B2C market and into additional vertical industries may be expensive, may not succeed and may harm our revenue growth and operating results.

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

        Our future success depends on our ability to adapt and to innovate our marketing solutions. To attract new customers and increase revenue from existing customers, we need to continually enhance and improve our offerings to meet customer needs at prices that our customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, which will increase our research and development costs. If we are unable to develop new solutions that address our customers' needs, or to enhance and improve our solutions in a timely manner, we may not be able to achieve or maintain adequate market acceptance of our solutions. Our ability to grow is also subject to the risk of future disruptive technologies. Access and use of our marketing solutions is provided via the cloud, which, itself, was disruptive to the previous enterprise software model. If new technologies emerge that are able to deliver marketing solutions and related applications at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely affect our ability to compete.

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

        A component of our growth strategy involves the further expansion of our operations and customer base internationally. In 2015, 2014 and 2013 revenue generated outside of the United States was 15.3%, 16.1% and 14.5%, respectively, of our total revenue. We currently have international offices outside of North America in Europe, Australia, and Japan which focus primarily on selling and implementing our solutions in those regions and an office in Israel which focuses primarily on research and development. We have data centers in the United States, the European Union, and Australia and, in the future, we may expand to other international locations. Our current international operations and future initiatives will involve a variety of risks, including:

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

        We have in the past acquired, and we may in the future acquire businesses and technologies. For example, we acquired a small private company in December 2014, Insightera in December 2013 and Crowd Factory in April 2012. Acquisitions we make may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not the acquisitions are completed. We have limited experience in acquiring other businesses, and if we acquire additional businesses, we may not be able to successfully integrate the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition. We may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations or if we are unable to successfully integrate it, our operating results, business and financial condition may suffer.

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

        Our success and future growth depend upon the continued services of our management team, including Phillip M. Fernandez, our Chairman and Chief Executive Officer, and other key employees in the areas of research and development, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our solutions. In the United States, we may generally terminate any employee's employment at any time, with or without cause, and globally, any employee may resign at any time, with or without cause. In addition, our executive officers and certain other management-level employees benefit from management retention agreements and/or a change in control acceleration policy in which an involuntary termination by us without cause or a voluntary termination by the employee for good reason, as such terms are defined in the agreements and policy, in connection with or one year after a change of control transaction, will result in severance pay and/or acceleration of equity vesting for the individual, which would increase the cost to us of any such departure. We do not maintain key man life insurance on any of our employees. The loss of one or more of our key employees could harm our business.

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

        Our customers rely in part on email to communicate with their existing or prospective customers. Various entities, such as commercial email, antivirus and network security providers, attempt to regulate the use of email for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain email solicitations that comply with current legal requirements as spam. Some of these entities maintain "blacklists" of companies and individuals, and the websites, Internet service providers and Internet protocol addresses associated with those entities or individuals that do not adhere to those standards of conduct or practices for commercial email solicitations that the blacklisting entity believes are appropriate. If Internet protocol addresses are listed by a blacklisting entity, emails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity's service or purchases its blacklist. Customers may use a shared Internet protocol address when sending email through our platform, and if one such customer is blacklisted, then other customers sharing that address may experience email deliverability issues. Any of the foregoing restrictions or limitation on emails or internet addresses impacting our customers could lead to diminishing effectiveness of our marketing solutions, and, in turn, result in service problems and ultimately a reduction in renewals or loss of customers for us.

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

        Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to perfect our rights, enforce our rights or if we do not detect unauthorized use of our intellectual property. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We have three issued patents and nine patent applications pending in the United States. However, our issued patents may not provide us with competitive advantages, or may be successfully challenged by third parties. In addition, we may be unable to obtain patent protection for the technology covered in our patent applications. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some contract provisions protecting against unauthorized use, copying, transfer and disclosure of our products may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase.

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

        We use open source software in our marketing solutions and may use more open source software in the future. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. We could also be subject to lawsuits by authors or other third parties that distribute open source software alleging that we had not complied with the conditions of one or more of these licenses. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our products. In addition, if we were to combine our proprietary software products with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software products. If we inappropriately use open source software, we may be required to re-engineer our products, discontinue the sale of our products or take other remedial actions.

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

        In addition, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 establishes certain requirements for senders of commercial email messages, such as providing recipients with the ability to opt out of receiving future commercial emails from the sender. The ability of our customers' message recipients to opt out of receiving commercial emails may minimize the effectiveness of the email components of our marketing solutions. The Telephone Consumer Protection Act allows companies to send some types of commercial text messages only when the recipient has opted into the receipt of such text messages. In addition, certain states and foreign jurisdictions, such as Australia, Canada and the European Union, have enacted laws that regulate sending email, and some of these laws are more restrictive than U.S. laws. For example, Canada's Anti-Spam Legislation prohibits sending unsolicited email unless the recipient has provided the sender advance consent to receipt of such email, or in other words has "opted-in" to receiving it. A requirement that recipients opt into, or the ability of recipients to opt out of, receiving commercial emails and texts may minimize the effectiveness of our solutions.

        With regard to data transfers of personal data from our European employees and customers to the United States, we have historically relied primarily on our adherence to the U.S. Department of Commerce's Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established means for legitimizing the transfer of personal data by U.S. companies doing business in Europe from the European Economic Area, or EEA, to the U.S. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) (the "ECJ Ruling"), the U.S.-EU Safe Harbor Framework was deemed an invalid method of compliance with restrictions set forth in EU Directive 95/46/EC (and member states' implementations thereof) regarding the transfer of personal data outside of the EEA. In light of the ECJ Ruling, we have provided alternative solutions to legitimize our transfers of personal data from the EEA to the United States. However, these alternative solutions may be challenged or deemed insufficient, whether as a result of future ECJ rulings, changes in EU Directive 95/46/EC (and member states' implementations thereof), successor EU data protection regulations, or otherwise, and we may experience reluctance or refusal by European customers to use our solutions due to potential risk exposure as a result of the ECJ Ruling. We and our customers may face a risk of enforcement actions taken by EU data protection authorities until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under an alternative government-sponsored alternative to the U.S.-EU Safe Harbor Framework. The EU and U.S. reached political agreement on February 2, 2016, regarding the U.S.-EU Privacy Shield, a potential means to legitimize data transfers from the EU to the U.S., but it is unclear whether or when it will go into effect, and there can be no assurance that we will be able to implement the U.S.-EU Privacy Shield or that it will be appropriate for our purposes.

        The foregoing legislation and regulations are dynamic and change frequently, with new legislation and regulations proposed and adopted frequently, and legislation and regulations subject to invalidation or new or changed interpretation. For example, the European Commission is considering adoption of a general data protection regulation that would supersede current EU data protection legislation, impose more stringent EU data protection requirements, and provide for greater penalties for noncompliance. In addition, U.S., state and foreign jurisdictions are considering and may in the future enact legislation or laws restricting marketing activities in mobile, social and web channels. Any of the foregoing existing or future restrictions could require us to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers, or increase our operating costs or otherwise harm our business. We may be unable to pass along those costs to our clients in the form of increased subscription fees.

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

        Privacy concerns may cause consumers to resist providing the personal data necessary to allow our customers to use our service effectively. We have implemented various features intended to enable our customers to better protect consumer privacy, but these measures may not alleviate all potential privacy concerns and threats. For example, the ECJ Ruling had the effect of invalidating the Safe Harbor framework discussed above. As a result, the framework no longer provides a valid legal basis for companies to transfer personal data from the European Union to the United States. Companies, including our customers, must comply with relevant aspects of European Union data protection laws using alternate mechanisms, and our customers may not implement the alternate mechanisms that we offer. Additionally, our alternative measures may be challenged or deemed insufficient. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our service in certain industries. In addition to government activity, privacy advocacy groups and the marketing and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. The costs of compliance with, and other burdens imposed by, the foregoing laws, regulations, policies and actions may limit the use and adoption of our cloud-based marketing solutions and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance or loss of any such action.

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

        Generally accepted accounting principles ("GAAP") in the United States are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. Accounting for revenue from sales of subscriptions to software is particularly complex, is often the subject of intense scrutiny by the SEC, and will evolve as FASB continues to consider applicable accounting standards in this area.

        For example, the FASB is currently working together with the International Accounting Standards Board to converge certain accounting principles and facilitate more comparable financial reporting between companies that are required to follow U.S. GAAP and those that are required to follow International Financial Reporting Standards. In connection with this initiative, the FASB issued a new accounting standard for revenue recognition in May 2014—Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)"—that supersedes nearly all existing U.S. GAAP revenue recognition guidance. Although we are currently in the process of evaluating the impact of ASU 2014-09 on our consolidated financial statements, it could change the way we account for the costs to obtain or fulfill a contract with a customer or for certain of our sales transactions. Adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption.

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

  •
  changes in the competitive environment in which we operate and its effect on our revenue and other operating results;

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

        Our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially own a significant portion of our common stock outstanding as of December 31, 2015. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

        In addition, certain holders of our common stock as of December 31, 2015 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

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

        We are an "emerging growth company," as defined in the JOBS Act, and we are able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years or such earlier time that we are no longer an "emerging growth company." We would cease to be an "emerging growth company" upon the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; the date we qualify as a "large accelerated filer," with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and the last day of the fiscal year ending after the fifth anniversary of our initial public offering. We may choose to take advantage of some but not all of these reduced reporting burdens. Because we take advantage of some of these reduced reporting requirements, the information that we provide our security holders in future filings may be different than you might get from other public companies in which you hold equity interests.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters and executive offices are located in San Mateo, California, where we occupy approximately 102,670 square feet of office space under a lease that expires in August 2018. We maintain additional offices in Portland, Oregon; Atlanta, Georgia; Dublin, Ireland; Sydney, Australia; Farnborough, United Kingdom; Tokyo, Japan and Tel Aviv, Israel.

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

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

        The table below summarizes the range of high and low reported sales prices on the NASDAQ Stock Market for our common stock for the periods presented.

Fiscal 2015	High	Low
First Quarter	$35.63	$24.82
Second Quarter	$30.84	$24.70
Third Quarter	$31.69	$23.17
Fourth Quarter	$33.99	$25.13

Fiscal 2014	High	Low
First Quarter	$45.00	$31.71
Second Quarter	$35.22	$22.02
Third Quarter	$34.59	$24.56
Fourth Quarter	$34.71	$28.19

Stockholders

        As of February 26, 2016, there were approximately 61 holders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to accurately estimate the total number of stockholders represented by these record holders.

Dividends

        We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings to fund development and growth of our business and to repurchase our common stock, and do not anticipate paying cash dividends in the foreseeable future.

Performance Graph

        This performance graph shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended (the "Securities Act") or the Exchange Act.

        The following graph shows a comparison from May 17, 2013 (the date our common stock commenced trading on the NASDAQ) through December 31, 2015 of the cumulative total return for our common stock, the NASDAQ Internet Index and the S&P 500 Index. The graph assumes that $100 was invested in Marketo common stock on May 17, 2013 and in each of the indexes and that all dividends were reinvested. No cash dividends were declared on our common stock during such time. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

  None

Securities Authorized for Issuance Under Equity Compensation Plans

        Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2015.

Item 6.    Selected Financial Data

        The following selected financial data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8. "Financial Statements and Supplementary Data," and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

	Year Ended December 31,
Consolidated Statements of Operations Data:	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Total revenue	$209,869	$149,954	$95,918	$58,413	$32,392
Total gross profit	137,753	99,153	57,939	33,755	17,456
Total operating expenses	206,205	154,763	104,745	67,963	39,919
Loss from operations	(68,452)	(55,610)	(46,806)	(34,208)	(22,463)
Loss before provision (benefit) for income taxes	(68,371)	(55,432)	(47,332)	(34,366)	(22,600)
Net loss	(69,079)	(54,955)	(47,360)	(34,385)	(22,606)
Net loss and adjustment attributable to redeemable non-controlling interests(1)	(2,418)	618	—	—	—
Net loss attributable to Marketo	(71,497)	(54,337)	(47,360)	(34,385)	(22,606)

Net loss per share of common stock, basic and diluted	$(1.68)	$(1.35)	$(1.92)	$(12.26)	$(9.94)

Shares used in computing net loss per share of common stock, basic and diluted	42,504	40,385	24,709	2,806	2,274

(1)
For the year ended December 31, 2015, we recorded an adjustment to redeemable non-controlling interests of $(4.0) million, which is included in this line item.

	As of December 31,
Consolidated Balance Sheet Data:	2015	2014	2013	2012	2011
	(in thousands)
Cash and cash equivalents	$107,218	$112,644	$128,299	$44,247	$67,400
Working capital	43,089	66,011	88,338	28,346	59,651
Total assets	225,078	210,411	205,839	79,156	79,738
Total indebtedness	2,652	5,372	7,559	3,640	—
Deferred revenue	91,965	62,945	41,356	20,642	10,968
Total liabilities	127,310	96,435	77,397	35,592	18,430
Redeemable non-controlling interests	4,643	800	—	—	—
Convertible preferred stock	—	—	—	119,121	106,821
Total stockholders' equity	93,125	113,176	128,442	43,564	61,308

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included under Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The following discussion contains forward-looking statements including, but not limited to, statements referencing our expectations relating to future revenue, expenses, operating margins, relative growth rates and planned investments. Our forward-looking statements and factors that might cause future actual results to differ materially from our recent results or those projected in the forward-looking statements include, but are not limited to those discussed in the section titled "Special Note Regarding Forward-Looking Statements" and Part I, Item 1A, "Risk Factors" of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update the forward-looking statements or our risk factors for any reason.

Overview

        We are the provider of a leading cloud-based marketing solutions platform that is purpose-built to enable organizations ranging from Small and Medium Businesses ("SMBs") to the world's largest enterprises to engage in modern relationship marketing. Our platform enables the effective execution, management and analytical measurement of online, social, mobile and offline marketing activities and customer interactions in today's data-centric, multi-channel business environment. On our platform, we deliver an easy to use, integrated suite of advanced applications, which today include Marketing Automation, Email Marketing, Mobile Engagement, Social Marketing, Digital Ads, Web Personalization, Marketing Analytics, Predictive Content, Marketing Calendar, and Sales Insight. To enable our customers to obtain maximum value from our platform, we complement our solutions with an extensive network of resources to assist our customers with the strategic and practical use of our solutions. Among these resources are expert consulting services, peer-to-peer discussion communities, a library of pre-built marketing programs and templates, rich content on marketing best practices and an integrated ecosystem of partner products.

        We designed our platform to be valuable across large enterprises and SMBs that sell to both businesses and consumers in virtually any industry. We market and sell our products directly and through a network of distribution partners. Our client base is diverse, with 4,549 customers as of December 31, 2015 across a wide range of industries including business services, consumer, financial services, healthcare, manufacturing, media, technology and telecommunications. For the years ended December 31, 2015 and 2014, our 20 largest customers accounted for 12% and 11% of our total revenue, respectively. For the year ended December 31, 2013, our 20 largest customers accounted for less than 10% of our total revenue. Our subscription dollar retention rate was approximately 105%, 109%, and 100% for 2015, 2014 and 2013, respectively.

        We deliver our solutions entirely through a multi-tenant cloud-based, or Software as a Service ("SaaS"), architecture which customers can configure to their specific needs. We focus our selling efforts on both the SMB market, which we define as companies with fewer than 1,500 employees, and the enterprise market, which we define as companies with 1,500 or more employees. The percentage of our subscription and support revenue from enterprise customers was 30%, 28% and 26% for the years ended December 31, 2015, 2014 and 2013, respectively.

        Our direct sales force has separate sales teams for the enterprise market and for the SMB market. Within our direct sales force, we also have a team that is responsible for selling to existing customers, who may renew their subscriptions, increase their usage of our platform and applications, acquire additional applications from our product family, or broaden the deployment of our solutions across their organizations. In addition, we sell to distributors, agencies, resellers and OEMs, who in turn resell or use our platform to provide managed marketing services to their end customers. To date, substantially all of our revenue has been derived from direct sales.

        We provide our solutions on a subscription basis, and we generated revenue of $209.9 million, $150.0 million and $95.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, representing year-over-year increases of 40% and 56%, respectively. We derive most of our revenue from subscriptions to our cloud-based solutions and related customer support services. Subscription and support revenue accounted for 88%, 87% and 89% of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively. We price our products based on various customer usage measures, including the number of records in each customer's database and the number of user seats authorized to access our service. Our subscription contracts are typically one year in length, but we are increasingly selling contracts of longer duration, which range from two to three years in length.

        Professional services revenue accounted for 12%, 13% and 11% of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Our solutions are designed to be ready to use immediately upon provisioning of a new customer subscription. However, we believe that our customers' success is enhanced by the effective use of marketing strategies performed with our software, which we foster primarily through the sale and delivery of expert services that educate our customers on the best use of our solutions. In addition, some of our customers require services to support integrating their existing systems with our solutions. Enterprise customers typically exhibit a higher demand for all of these services. We also partner with third party consulting organizations that provide similar services to our customers in connection with their use of our platform solutions. Our strategy is to increase the amount of services delivered by such third party consulting organizations, and we have had notable success growing the capabilities of our third party partners. As a result, we expect to see our professional services business grow in line with our subscription revenue growth, but not increase significantly as a percentage of total revenue.

        Our customer base has grown from over 200 at the end of 2009 to 4,549 at the end of 2015, which has resulted in rapid revenue growth. We generate the majority of our revenue in the United States; however, we are focused on growing our international business. Revenue generated from our international customers was 15.3%, 16.1% and 14.5% of our total revenue in 2015, 2014 and 2013, respectively.

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

        We had net losses attributable to Marketo of $71.5 million, $54.3 million and $47.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, primarily due to increased investments in our past and projected future growth.

        Since our inception, we financed our operations through cash collected from customers through the sale of our products and solutions as well as preferred equity financings, our initial public offering and concurrent private placement completed in May 2013, and our follow-on public offering completed in September 2013. We also maintain a credit facility. As of December 31, 2015, we had outstanding borrowings of $2.7 million under this facility.

Key Business Metrics

        We use the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

  •
  Number of Customers.  Since we launched our first product we have made the expansion of our customer base a priority. We believe that our ability to expand our customer base especially in the enterprise segment is an indicator of our market penetration, the growth of our business and our potential future business opportunities. We define the number of customers at the end of any particular period as the number of customers with paid subscriptions to our platform at the end of the period. Multiple companies or divisions within a single consolidated enterprise that each have a separate paid subscription to our platform are each treated as a separate customer. In cases where our customers have subscriptions to our platform obtained through resellers or other distributors, each end customer is counted separately. As of December 31, 2015, we had 4,549 customers.

  •
  Subscription Dollar Retention Rate.  We believe that our subscription dollar retention rate provides insight into our ability to retain and grow revenue from our customers, as well as their potential long-term value to us. Accordingly, we compare the aggregate monthly subscription revenue of our customer base in the last month of the prior year fiscal quarter, which we refer to as Retention Base Revenue, to aggregate monthly subscription revenue generated from the same group in the last month of the current quarter, which we refer to as Retained Subscription Revenue. Our Subscription Dollar Retention Rate is calculated on an annual basis by first dividing Retained Subscription Revenue by Retention Base Revenue, and then using the weighted average Subscription Dollar Retention Rate of the four fiscal quarters within the year. Our Subscription Dollar Retention Rate was approximately 105%, and 109% and 100% for 2015, 2014 and 2013, respectively.

  •
  Calculated Billings.  We believe calculated billings offers useful information regarding the performance of our business and provides a better understanding of the sales volumes. Calculated billings is calculated as revenue plus the change in total deferred revenue as presented on the balance sheet. Calculated billings were $238.9 million and $171.5 million for the years ended December 31, 2015 and 2014, respectively.

Seasonality, Cyclicality and Quarterly Trends

        We have historically experienced seasonality in terms of when we enter into new customer agreements for our solutions. We sign a significantly higher percentage of agreements with new customers as well as renewal agreements with existing customers in the fourth quarter of each year as compared to any of the prior quarters. The first quarter and third quarter are typically the slowest in this regard. Furthermore, we usually sign a significant portion of these agreements during the last month, and often the last two weeks, of each quarter. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, because we recognize subscription revenue over the term of the contract, which is typically one year, but ranges from one to three years. Historical patterns should not be considered a reliable indicator of our future sales activity or performance.

        Our revenue has increased over the periods presented due to increased sales to new customers, as well as increased usage of existing and new products by existing customers. Our operating expenses generally have increased sequentially in every quarter primarily due to increases in headcount and other related expenses to support our growth. We anticipate our operating expenses will continue to increase in absolute dollars in future periods as we invest in the long term growth of our business.

        We may experience variances in the number of our customers over a particular quarter for a variety of reasons, and the extent to which we gain or lose customers over a particular quarter will not necessarily correlate to the changes in revenue in that quarter or in future periods. A slowdown in our ability to enter into customer agreements or to renew customer agreements may not be apparent in our revenue for the quarter, as the revenue recognized in any quarter is primarily from customer agreements entered into in prior quarters. In addition, each year we typically participate in several key industry trade shows, including our own annual user conference, which typically occurs in the second quarter of the fiscal year. The timing of these events can vary from year to year, and the costs associated with these events typically have a significant effect on our sales and marketing expenses for the applicable quarter and cause our quarterly results to fluctuate.

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

Cost of Revenue

        Cost of subscription and support revenue primarily consists of expenses related to hosting our service and providing support to our customers. These expenses are comprised of data center operations costs and personnel and related costs directly associated with our cloud infrastructure, customer support and customer success organizations, including salaries, benefits, bonuses and stock-based compensation, as well as allocated overhead. Overhead associated with facilities, information technology and depreciation, excluding depreciation related to our data center infrastructure, is allocated to our cost of revenue and operating expenses based on headcount.

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

General and Administrative Expenses

        General and administrative expenses consist primarily of personnel costs for our administrative, legal, human resources, finance and accounting employees. Also included are non-personnel costs, such as legal and other professional fees and other corporate expenses, along with an allocation of our general overhead expenses. We expect to incur incremental costs associated with supporting the growth of our business, both in terms of size and geographical diversity, and to meet the increased compliance requirements associated with operating as a public company. Those costs include increases in our accounting, human resources, IT and legal personnel, additional consulting, legal and audit fees, insurance costs, board members' compensation and the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act.

Other Income (Expense), Net

        Other income (expense), net consists primarily of interest expense, interest income and foreign exchange gains and losses. Interest expense represents interest paid on debt from our credit facility and interest income represents interest received on our cash and investments. Foreign exchange gains and losses consist primarily of foreign exchange gains and losses due to remeasurement of monetary assets and liabilities denominated in non-functional currencies as well as realized gains and losses on foreign currency transactions.

Critical Accounting Policies and Significant Judgments and Estimates

        Our management's discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP.

The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue and expenses during the reporting periods. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates.

Revenue Recognition

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

        We allocate revenue to each element in an arrangement based on the selling price hierarchy. The selling price for a deliverable is based on the following: Selling price for a deliverable is based on its 1) vendor specific objective evidence ("VSOE"), if available, 2) third party evidence ("TPE"), if VSOE is not available, or 3) estimated selling price ("ESP"), if neither VSOE nor TPE is available. Because we have been unable to establish VSOE or TPE for the elements of our arrangements, we establish the ESP for each element primarily by considering the median of actual sales prices of each type of subscription and support sold and the weighted average of actual sales prices of professional services sold. For subscription and support arrangements, management considered other factors such as database sizes, pricing practices and market considerations.

        Subscription and support revenue is recognized commencing upon delivery of our cloud-based services, which is the date a new subscription is provisioned and made available to a new customer, or new or expanded capabilities are provisioned and added to an existing subscription, provided that all of the other revenue recognition criteria are first met, referred to as the "Commencement Date". Subscription and support revenue is recognized from the Commencement Date ratably thereafter over the remaining contractual term. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

        Professional services and other have standalone value apart from the related subscription services. The majority of our professional services contracts are offered on a time and material basis. When these services are not combined with subscription and support revenue in a multiple-element arrangement, services revenue is recognized as the services are rendered. Certain standard and non-standard professional service arrangements include customer acceptance provisions. Services provided under arrangements that include customer acceptance provisions are typically provided on a time and material basis, and the revenue is deferred and recognized upon customer acceptance of the service deliverable.

        Our professional services also consist of short-term implementation services, which are offered at a flat fee. The enablement services teams assist customers with standard adoption procedures for our platform. Most such enablement services consist of short-term (usually spanning 120 days) "use it or lose it" services to assist customers with standard implementation and to implement the customer's first marketing campaign, which are offered at a flat fee. The flat fees are recognized over the 120 day period.

        Sales and other taxes collected from customers to be remitted to government authorities are primarily reported on a net basis, where taxes collected are excluded from revenue.

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

Business Combinations

        When we acquire businesses, we allocate the purchase price to tangible assets and liabilities, and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates. During the measurement period, which can be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

        We have elected to bypass the qualitative assessment to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount and proceed directly to perform the first step of the goodwill impairment test. The goodwill impairment test is a two-step process. The first step compares the fair value of each reporting unit with its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired, and the second step of the impairment test is unnecessary. The second step in the goodwill impairment test compares the implied fair value of each reporting unit's goodwill with the respective carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to any such excess.

        Determining the fair value of a reporting unit is subjective and requires judgment at many points during the test. Actual results may differ materially from these estimates. The estimates we make in determining the fair value of our reporting unit involve the application of judgment, which could affect the timing and size of any future impairment charges. Impairment of our goodwill could significantly affect our operating results and financial position. We have not recorded any such goodwill impairment charge for the years presented.

        Finite-lived intangible assets are amortized over their estimated useful lives. We evaluate the recoverability of our intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amount to the future undiscounted cash flow the assets are expected to generate. If such review indicates that the carrying amount of the intangible asset is not recoverable, the carrying amount of such asset is reduced to fair value. Any write-downs are treated as permanent reductions in the carrying amount of the assets.

        We also routinely review the remaining estimated useful lives of our finite-lived intangible assets. If we reduce the estimated useful life for an asset, the remaining unamortized balance would be amortized over the revised estimated useful life. We use judgment in evaluating whether events or circumstances indicate that useful lives should change or that the carrying value of assets has been impaired. Any resulting revision in the useful life or the amount of an impairment also requires judgment. Any of these judgments could affect the timing or size of any future impairment charges. Revision of useful lives or impairment charges could significantly affect our operating results and financial position. We have not recorded any such impairment charge for the years presented.

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

Stock-Based Compensation

        We account for stock-based compensation expense under the fair value recognition and measurement provision in accordance with the applicable standards which require all stock-based awards granted to employees to be measured based on the grant date fair value and amortized over the respective period during which the employee is required to provide service.

        We measure compensation expense related to our stock options granted to employees and consultants and stock purchase rights provided under the Employee Stock Purchase Plan based upon the fair market value as of the grant date of the award using the Black-Scholes option-pricing model which require inputs of judgmental assumptions including the expected term of the award and stock price volatility. If any of the assumptions used in the fair value determination change significantly, stock-based compensation expense may differ materially. We recognize stock-based compensation cost as an expense ratably on a straight-line basis over the requisite service period which is generally the vesting period of the respective award.

        We measure compensation expense related to our restricted stock units ("RSU") granted to employees based on the value of our common stock on the date of grants. RSUs granted prior to the IPO were subject to time-based vesting, which generally occurs over a period of four years, and a performance-based condition, which was satisfied upon our initial public offering. RSUs granted subsequent to the IPO are generally subject to time-based vesting, which generally occurs over a period of two or four years. In addition, we issued performance-based RSUs that vest upon the achievement of various milestones. We recognize the compensation cost for RSUs which contain performance conditions based upon the probability of that performance condition being met, over the respective time-based vesting period.

        We measure compensation expense related to our market-performance based RSUs ("MSU") granted to certain of our executives based upon the fair market value as of the grant date of the award using the Monte Carlo valuation methodology. We recognize the stock-based compensation expense for each MSU award using the graded vesting method. Stock-based compensation expense associated with participants who fulfil their requisite service period is not reversed even if the performance conditions are not met. However, stock-based compensation expense is reversed for participants who forfeit their MSU awards prior to fulfilling their requisite service period.

        We are required to recognize stock-based compensation expense for only awards that we expect to vest. We estimate forfeiture based on historical forfeitures of our stock-based awards and adjust our rate to reflect changes in facts and circumstances, if any. While the forfeiture rate used represent our best estimates, this estimates involves inherent uncertainties. To the extent the actual forfeitures differ from our estimates, stock-based compensation expense will be adjusted accordingly and may have a significant effect on our stock-based compensation expense.

Recently Adopted Accounting Standards

        For recent accounting pronouncements, see Note 1 of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Results of Operations for 2015, 2014 and 2013

        The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Year Ended December 31,
	2015	2014	2013
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	87.5%	87.4%	88.7%
Professional services and other	12.5	12.6	11.3

Total revenue	100.0	100.0	100.0

Cost of revenue:
Subscription and support	19.4	19.2	25.7
Professional services and other	15.0	14.7	13.9

Total cost of revenue	34.4	33.9	39.6

Gross profit:
Subscription and support	68.2	68.2	63.0
Professional services and other	–2.5	–2.1	–2.6

Total gross profit	65.6	66.1	60.4

Operating expenses:
Research and development	18.6	20.2	24.3
Sales and marketing	61.5	65.9	65.4
General and administrative	18.1	17.1	19.4

Total operating expenses	98.3	103.2	109.2

Loss from operations	–32.6	–37.1	–48.8
Other income (expense), net	0.0	0.1	–0.5

Loss before provision (benefit) for income taxes	–32.6	–37.0	–49.3
Provision (benefit) for income taxes	0.3	–0.3	0.0

Net loss	–32.9	–36.6	–49.4
Net loss and adjustment attributable to redeemable non-controlling interests	–1.2	0.4	0.0

Net loss attributable to Marketo	–34.1%	–36.2%	–49.4%

        Percentages are based on actual values. Totals may not sum due to rounding.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue

	2015	2014	$ Change	% Change
	(in thousands, except percentages)
Subscription and support	$183,658	$131,060	$52,598	40.1%
Professional services and other	26,211	18,894	7,317	38.7%

Total revenue	$209,869	$149,954	$59,915	40.0%

Percentage of revenues:
Subscription and support	87.5%	87.4%
Professional services and other	12.5%	12.6%

Total	100.0%	100.0%

Category	Impact (in thousands)		Key Drivers

Subscription and support	á	$52,598	Increase in subscription and support revenue was primarily attributable to (1) growth in our total customer count and (2) growth in both usage rights (driven by higher use, consumption and/or database size of our products used by existing customers) and cross selling of additional products either during the term of their subscription or at the point of renewal of their subscription. Of the total increase in subscription and support revenue for the year ended December 31, 2015, 37% was attributable to revenue from new customers acquired after December 31, 2014, and 63% was attributable to revenue from customers existing on or before December 31, 2014.

Professional services and other	á	7,317	Increase in professional services revenue resulted from increased demand for services across our customer base, particularly enterprise customers who typically have a higher demand for our services.

Cost of Revenue and Gross Margin

	2015	2014	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$40,632	$28,742	$11,890	41.4%
Professional services and other	31,484	22,059	9,425	42.7%

Total cost of revenue	$72,116	$50,801	$21,315	42.0%

Gross margin:
Subscription and support	77.9%	78.1%
Professional services and other	–20.1%	–16.8%
Total gross margin	65.6%	66.1%

        Cost of subscription and support increased due to the following:

Category	Impact (in thousands)		Key Drivers

Personnel-related costs	á	$5,159	Increase in salary and benefits costs resulting from an increase in headcount directly associated with our cloud infrastructure, customer support and customer success organizations to support our existing and new customers and an increase in stock-based compensation expense from additional equity awards to new and existing employees.

Depreciation and amortization	á	2,917	Increase in depreciation and amortization expense primarily reflects the expansion of network capacity at our U.S. based co-location data center facilities and amortization of capitalized software costs.

Equipment maintenance	á	932	Increase in equipment maintenance costs primarily relates to the increase in asset additions in our co-location data center facilities

Facilities and IT allocations	á	825	Increase in the allocation of facilities and IT expenses was due principally to headcount growth in the subscription and support department and overall higher IT and facilities expenses.

Hosting costs	á	821	Increase in hosting costs as a result of our increased use of our international managed hosting service provider.

Various other items	á	1,236	Increase is due to various other insignificant items.

        Our subscription and support gross margin was 77.9% and 78.1% for 2015 and 2014, respectively. Subscription and support gross margin remained relatively flat for 2015 as compared to 2014 primarily due to increased cost of subscription and support being substantially offset by increased subscription and support revenue.

        We expect subscription and support gross margins to remain relatively flat in the future.

        Cost of professional services and other increased due to the following:

Category	Impact (in thousands)		Key Drivers

Personnel-related costs	á	$7,883	Increase in salary and benefit cost resulted from an increase in headcount as we continue to grow our professional services organization to support the increasing demand from our enterprise customers and an increase in stock-based compensation expenses from additional equity awards to new and existing employees.

Facilities and IT allocations	á	1,303	Increase in the allocation of facilities and IT expenses was due principally to headcount growth in the professional services and other department and overall higher IT and facilities expenses.

Consulting	â	(694)	Decrease in consulting costs resulted from a decrease in use of outside contractors.

Various other items	á	933	The increase was due to various other insignificant items.

        Our professional services and other gross margin was (20.1)% and (16.8)% for 2015 and 2014, respectively. The decrease in gross margin for 2015 as compared to 2014 primarily reflects an increase in personnel-related costs to scale with the growth of our business.

        We expect that cost of revenue for professional services as a percentage of total revenue could fluctuate from period to period depending on growth of our professional services business and any associated costs relating to the delivery of professional services, the timing of sales of products that have royalties associated with them and the timing of significant expenditures.

Research and Development

	2015	2014	$ Change	% Change
	(in thousands, except percentages)
Research and development	$39,077	$30,337	$8,740	28.8%
Percentage of total revenue	18.6%	20.2%

        Research and development expenses increased due to the following:

Category	Impact (in thousands)		Key Drivers

Personnel-related costs	á	$7,800	Increase in salary and benefits costs was primarily driven by the increase in headcount to support the enhancement of our existing products and the development of new products and an increase in stock-based compensation expenses from additional equity awards to new and existing employees.

Depreciation and amortization	á	555	Increase in depreciation and amortization expense primarily reflected the expansion of network capacity at our U.S. based co-location data center facilities and amortization of capitalized software costs. A portion of the depreciation expense was allocated to the research and development department as it uses server space related to its internal projects.

Facilities and IT allocations	á	968	Increase in the allocation of facilities and IT expenses was due principally to headcount growth in the research and development department and overall higher IT and facilities expenses.

Capitalized software	â	(1,250)	Increase in capitalized costs was due to larger capitalizable projects undertaken in 2015, particularly projects relating to our acquisition in December 2014

Various other items	á	667	Increase was due to various other insignificant items.

        We believe that continued investment in our technology is important for our future growth, and, as a result, we expect research and development expenses to increase in absolute dollars, and to decrease slightly, as a percentage of total revenue.

Sales and Marketing

	2015	2014	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$129,072	$98,843	$30,229	30.6%
Percentage of total revenue	61.5%	65.9%

        Sales and marketing expenses increased due to the following:

Category	Impact (in thousands)		Key Drivers

Personnel-related costs	á	$18,597	Increase in salary, benefit, and recruiting costs was primarily driven by an increase in headcount among our sales, marketing and business development employees and executives and an increase in stock-based compensation expenses from additional equity awards to new and existing employees.

Commissions	á	2,298	Increase in commission expense primarily reflected an increase in new customer acquisitions and increased subscription services to existing customers.

Marketing programs	á	3,051	Increase in marketing program costs reflected increased activity to support growth in our business.

Facilities and IT allocations	á	3,638	Increase in the allocation of facilities and IT expenses was due principally to headcount growth in the sales and marketing department and overall higher IT and facilities expenses.

Travel and entertainment	á	1,555	Increase in travel costs reflected the expansion of our enterprise sales efforts and increased international sales and marketing efforts.

Various other items	á	1,090	Increase was due to various other insignificant items.

        We expect sales and marketing expenses to increase in absolute dollars and remain our largest expense in absolute dollars, but may fluctuate as a percentage of revenue.

General and Administrative

	2015	2014	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$38,056	$25,583	$12,473	48.8%
Percentage of total revenue	18.1%	17.1%

        General and administrative expenses increased due to the following:

Category	Impact (in thousands)		Key Drivers

Personnel-related costs	á	$10,638	Increase in salary, benefit and recruiting costs was primarily driven by an increase in headcount among our administrative, legal, human resources, finance and accounting departments and an increase in stock-based compensation reflects grants of additional equity awards to new and existing employees.

Consulting	á	1,036	Increase in consulting costs reflected an overall increase in the usage of outside contractors.

Various other items	á	799	Increase was due to various other insignificant items.

        We expect that our general and administrative expenses will increase in absolute dollars as we continue to expand our business and infrastructure to support being a public company, but may fluctuate as a percentage of revenue in the future.

Other Income (Expense), net

	2015	2014	$ Change	% Change
Other income (expense), net	$81	$178	$(97)	–54.5%
Percentage of total revenue	0.0%	0.1%

        Other income (expense), net fluctuated due to the following:

Category	Impact (in thousands)		Key Drivers

Foreign exchange gain	â	$(236)	Decrease in foreign exchange gains was due to smaller fluctuations in currency exchange rates between the Euro, US dollar, Australian dollar and the British pound as compared to the prior year

Various other items	á	139	Increase was due to various other insignificant items.

Provision (Benefit) for Income Taxes

	2015	2014	$ Change	% Change
	(in thousands, except percentages)
Provision (benefit) for income taxes	$708	$(477)	$1,185	248.4%
Percentage of total revenue	0.3%	0.3%

        We recognized an expense for income taxes of $0.7 million during 2015 as compared to a benefit of $0.5 million during 2014. We recognized an expense for income taxes during 2015 primarily related to our provision for foreign income taxes. Our provision for income taxes during 2014 was primarily related to the partial release of our valuation allowance related to acquisitions, partially offset by our provision for foreign income taxes.

Net Loss and Adjustment Attributable to Redeemable Non-Controlling Interests

	2015	2014	$ Change	% Change
	(in thousands, except percentages)
Net loss and adjustment attributable to redeemable non-controlling interests	$(2,418)	$618	$(3,036)	491.3%
Percentage of total revenue	1.2%	0.4%

        Net loss attributable to redeemable non-controlling interests fluctuated due to the following:

Category	Impact (in thousands)		Key Drivers

Net loss attributable to non-controlling interests	á	$1,027	Increase in net loss attributable to redeemable non-controlling interests primarily reflects an increase in losses in our joint venture Marketo KK.

Adjustment to non-controlling interests	â	(4,063)	Increase in adjustment to non-controlling interests for increase in the estimated redemption value.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue

	2014	2013	$ Change	% Change
	(in thousands, except percentages)
Subscription and support	$131,060	$85,095	$45,965	54.0%
Professional services and other	18,894	10,823	8,071	74.6%

Total revenue	$149,954	$95,918	$54,036	56.3%

Percentage of revenues:
Subscription and support	87.4%	88.7%
Professional services and other	12.6%	11.3%

Total	100.0%	100.0%

Category	Impact (in thousands)		Key Drivers

Subscription and support	á	$45,965	Increase in subscription and support revenue was primarily attributable to (1) growth in our total customer count primarily from the SMB market, (2) growth in both usage rights (driven by higher use, consumption and/or database size of our products used by existing customers) and cross sell of additional products either during the term of their subscription or at the point of renewal of their subscription and (3) higher customer retention rates. Of the total increase in subscription and support revenue for 2014, 32% was attributable to revenue from new customers acquired after December 31, 2013, and 68% was attributable to revenue from customers existing on or before December 31, 2013.

Professional services and other	á	8,071	Increase in professional services revenue resulted from increased demand for services across our customer base.

Cost of Revenue and Gross Margin

	2014	2013	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue:
Subscription and support	$28,742	$24,681	$4,061	16.5%
Professional services and other	22,059	13,298	8,761	65.9%

Total cost of revenue	$50,801	$37,979	$12,822	33.8%

Gross margin:
Subscription and support	78.1%	71.0%
Professional services and other	–16.8%	–22.9%
Total gross margin	66.1%	60.4%

        Cost of subscription and support increased due to the following:

Category	Impact (in thousands)		Key Drivers

Personnel-related costs	á	$2,740	Increase in salary and benefits costs resulted from an increase in headcount directly associated with our cloud infrastructure, customer support and customer success organizations to support our customer growth and an increase in stock-based compensation, which reflects grants of additional equity awards to existing employees and of equity awards to new employees.

Depreciation and amortization	á	2,725	Increase in depreciation and amortization expense, software subscription expense and

Software subscriptions	á	514	equipment maintenance reflects the completion of our transition to our U.S. based co-location data

Equipment maintenance	á	508	center facilities at the end of fiscal 2013, where we now manage our own computer equipment and systems.

Facilities and IT allocations	á	549	Increase in the allocation of facility and IT expenses was due principally to headcount growth in the subscription and support department and overall higher IT and facilities expenses.

Hosting costs	â	(3,724)	Decrease in hosting costs as a result of our decreased use of a managed hosting service provider due to the completion of the transition to our own U.S. based co-location data center facilities.

Various other items	á	749	Increase was due to various other insignificant items.

        Our subscription and support gross margin was 78.1% and 71.0% for 2014 and 2013, respectively. The increase in subscription and support gross margin primarily reflects the transition to our own co-location data center facilities from a managed hosting service provider which we completed at the end of fiscal 2013.

        Cost of professional services and other increased due to the following:

Category	Impact (in thousands)		Key Drivers

Personnel-related costs	á	$6,190	Increase in salary and benefit cost resulted from an increase in headcount as we continue to grow our professional services organization to support demand for expert marketing services and an increase in stock-based compensation which reflects grants of additional equity awards to existing employees and of equity awards to new employees.

Consulting	á	786	Increase in consulting costs reflected an overall increase in the usage of outside contractors.

Travel and entertainment	á	860	Increase in travel expense reflected increased travel associated with providing client support services.

Facilities and IT allocations	á	681	Increase in the allocation of facilities and IT expenses was due principally to headcount growth in the professional services and other department and overall higher IT and facilities expenses.

Various other items	á	244	The increase was due to various other insignificant items.

        Our professional services and other gross margin was (16.8)% and (22.9)% for 2014 and 2013, respectively. The improvement in gross margin was primarily due to improved staff utilization resulting primarily from higher demand for professional services from our customers.

Research and Development

	2014	2013	$ Change	% Change
	(in thousands, except percentages)
Research and development	$30,337	$23,321	$7,016	30.1%
Percentage of total revenue	20.2%	24.3%

        Research and development expenses increased due to the following:

Category	Impact (in thousands)		Key Drivers

Personnel-related costs	á	$5,154	Increase in salary and benefits costs resulting from the increase in headcount to help continue the enhancement of our existing product suite and to a lesser extent, an increase in headcount from our acquisition of Insightera in December 2013 and an increase in stock-based compensation, which reflects grants of additional equity awards to existing employees and of equity awards to new employees.

Depreciation and amortization	á	1,128	Increase in depreciation and amortization expense reflects the completion of our transition to our U.S. based co-location data center facilities at the end of fiscal 2013, where we now manage our own computer equipment and systems. A portion of the depreciation expense is allocated to the research and development department as it uses server space related to its internal projects.

Facilities and IT allocations	á	420	Increase in the allocation of facilities and IT expenses was due principally to headcount growth in the research and development department overall higher IT and facilities expenses.

Consulting	á	338	Increase in consulting fees, mostly related to sub-contracted development, reflects the use of more outside contractors.

Various other items	â	(24)	Decrease was due to various other insignificant items.

Sales and Marketing

	2014	2013	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$98,843	$62,769	$36,074	57.5%
Percentage of total revenue	65.9%	65.4%

        Sales and marketing expenses increased due to the following:

Category	Impact (in thousands)		Key Drivers

Personnel-related costs	á	$21,207	Increase in salary and benefit costs was primarily driven by an increase in headcount among our sales, marketing and business development employees and executives and an increase in stock-based compensation reflects grants of additional equity awards to existing employees and of equity awards to new employees.

Commissions	á	2,934	Increase in commission expense primarily reflects an increase in new customer acquisitions.

Marketing programs	á	5,506	Increase in marketing program costs reflects increased activity to support growth in our business.

Facilities and IT allocations	á	2,331	Increase in the allocation of facilities and IT expenses was due principally to headcount growth in the sales and marketing department and overall higher IT and facilities expenses.

Travel and entertainment	á	1,929	Increase in travel costs reflects the expansion of our enterprise sales efforts and increased international sales and marketing efforts.

Depreciation and amortization	á	739	Increase in depreciation and amortization in part reflects an increase in the allocation of depreciation expense driven by headcount growth in the sales and marketing department.

Consulting	á	676	Increase in consulting fees reflects increased use of outside consultants to support growth in our business.

Various other items	á	752	Increase is due to various other insignificant items.

General and Administrative

	2014	2013	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$25,583	$18,655	$6,928	37.1%
Percentage of total revenue	17.1%	19.4%

        General and administrative expenses increased due to the following:

Category	Impact (in thousands)		Key Drivers

Personnel-related costs	á	$6,029	Increase in salary and benefit costs was primarily driven by an increase in headcount for our administrative, legal, human resources, finance and accounting departments and an increase in stock-based compensation reflects grants of additional equity awards to existing employees and of equity awards to new employees.

Recruiting	á	675	Increase in recruiting costs reflected a higher usage of outside recruiters.

Various other items	á	224	Increase was due to various other insignificant items.

Other Income (Expense), net

	2014	2013	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$178	$(526)	$704	133.8%
Percentage of total revenue	0.1%	0.5%

        Other income (expense), net fluctuated due to the following:

Category	Impact (in thousands)		Key Drivers

Foreign exchange gain (loss)	á	$725	We recognized foreign exchange gains as the US dollar strengthened against the Euro, Shekel and other foreign currencies in 2014.

Various other items	â	(21)	Increase was due to various other insignificant items.

Provision (Benefit) for Income Taxes

	2014	2013	$ Change	% Change
	(in thousands, except percentages)
Provision (benefit) for income taxes	$(477)	$28	$(505)	1803.6%
Percentage of total revenue	0.3%	0.0%

        We recognized a benefit for income taxes of $(477,000) during 2014 as compared to a provision for income taxes of $28,000 during 2013. We recognized a benefit for income taxes during 2014 primarily related to the partial release of our valuation allowance related to acquisitions, partially offset by our provision for foreign income taxes. Our provision for income taxes during 2013 was primarily related to state minimum taxes and foreign income taxes.

Net Loss and Adjustment Attributable to Redeemable Non-Controlling Interests

	2014	2013	$ Change	% Change
	(in thousands, except percentages)
Net loss and adjustment attributable to redeemable non-controlling interests	$618	$—	$618	N/A
Percentage of total revenue	0.4%	0.0%

        Increase in net loss attributable to redeemable non-controlling interest is related to the redeemable non-controlling interests' share of losses associated with our joint venture in Marketo KK.

Liquidity and Capital Resources

        To date, we have financed our operations through cash collected from customers as well as preferred equity financings, our initial public offering ("IPO") and concurrent private placement completed in May 2013, and our follow-on public offering completed in September 2013. We also maintain a credit facility. As of December 31, 2015 and 2014, we had $107.2 million and $112.6 million, respectively, of cash and cash equivalents, most of which was held in money market accounts.

        The table below, for the periods presented, provides selected cash flow information:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by (used in) operating activities	$2,250	$(14,023)	$(12,369)
Net cash used in investing activities	(17,081)	(8,697)	(18,076)
Net cash provided by financing activities	9,809	8,339	114,427
Net (decrease) increase in cash and cash equivalents, net of impact of foreign exchange rates on cash	(5,426)	(15,655)	84,052

Net cash provided by (used in) operating activities.

        Cash provided by (used in) operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers using our cloud-based solutions and services, and the amount and timing of customer receipts and vendor payments. Cash used in operating activities has historically come from a net loss driven by sales of subscriptions to our solutions and adjusted for non-cash expenses items, such as depreciation of property and equipment, and amortization of stock-based compensation and acquired intangible assets. The percentage of customers that pay quarterly rather than annually changes every quarter. The percentage of customers who pay us quarterly has a material impact on our net cash provided by (used in) operating activities.

2015

Factor	Impact (in millions)		Key Drivers

Net loss	â	$(69.1)	Cash used in operating activities during 2015 primarily reflected our net loss.

Depreciation and amortization	á	13.9	Add back of non-cash depreciation and amortization expense.

Stock-based compensation	á	39.2	Add back of non-cash stock based compensation expense.

Deferred revenue	á	29.7	Increase in deferred revenue, resulting primarily from the addition of new customers invoiced during the period, cross selling of additional products and increased usage of existing products to existing customers and customer mix of more annual versus quarterly billing invoiced during the period.

Accounts receivable	â	(14.0)	Increase in accounts receivable primarily reflects the timing of billings and higher level of sales, which was partially offset by an improvement in days sales outstanding from 81 days sales outstanding during the fourth quarter of 2014 to 79 days sales outstanding in the fourth quarter of 2015.

Prepaid and other current assets	â	(4.5)	Increase in prepaid expenses and other current assets primarily reflected prepaid costs related to amounts paid for annual subscription software services, prepaid maintenance contracts and prepaid insurance.

Accounts payable	á	1.6	Increase in accounts payable reflects the timing of payment of vendor invoices.

Accrued expenses and other current liabilities	á	5.2	Increase in accrued expenses and other current liabilities primarily reflects an increase in accrued bonuses and vacation payable.

Various other items	á	0.3	Increase is due to various other insignificant items.

2014

Factor	Impact (in millions)		Key Drivers

Net loss	â	$(55.0)	Cash used in operating activities during 2014 primarily reflected our net loss.

Depreciation and amortization	á	9.5	Add back of non-cash depreciation and amortization expense.

Stock-based compensation	á	25.1	Add back of non-cash stock based compensation expense.

Deferred revenue	á	22.4	Increase in deferred revenue, resulting primarily from the addition of new customers invoiced during the period and to a lesser extent, cross sell of additional products to existing customers.

Accounts receivable	â	(11.8)	Increase in accounts receivable due to higher customer billings related to the increase in the number of customers during the year, which was partially offset by an improvement in days sales outstanding from 87 days sales outstanding during the fourth quarter of 2013 to 81 days sales outstanding in the fourth quarter of 2014.

Prepaid and other current assets	â	(1.4)	Increase to prepaid expenses and other current assets, in part related to an increase of prepayments made for subscription software services which are amortized over contracted service period and increase in prepayments towards insurance premiums.

Accrued expenses and other current liabilities	â	(1.6)	Decrease in accrued expenses and other current liabilities primarily related to a decrease in accrued payroll-related costs which includes accrued bonus.

Various other items	â	(1.2)	Decrease is due to various other insignificant items.

2013

Factor	Impact (in millions)		Key Drivers

Net loss	â	$(47.4)	Cash used in operating activities during 2013 primarily reflected our net loss

Depreciation and amortization	á	4.6	Add back of non-cash depreciation and amortization expense

Stock-based compensation	á	8.1	Add back of non-cash stock based compensation expense

Deferred revenue	á	20.4	Increase in deferred revenue, resulting primarily from the addition of new customers invoiced during the period (including a $4.1 million increase from a change in billing policy to invoice upon contract signature rather than subscription start date) and an increase in customers opting for annual payment terms

Accounts receivable	â	13.2	Increase in accounts receivable due to higher customer billings related to the increase in the number of customers during the year (including a $4.1 million increase from a change in billing policy to invoice upon contract signature rather than subscription start date), coupled with an increase in days sales outstanding from 76 days during the fourth quarter of 2012 to 87 days during the fourth quarter of 2013.

Accounts payable	á	2.1	Increase in accounts payable and accrued expenses and other current

Accrued expenses and other current liabilities	á	13.2	liabilities primarily related to increase accruals associated with commissions, bonuses and accrued vacation payable after the end of the year, as well as increases in the liability for employee stock purchase plan and accrued marketing programs.

Various other items	â	(26.6)	Decrease is due to various other insignificant items.

Net cash used in investing activities.

2015

Factor	Impact (in millions)		Key Drivers

Purchases of property and equipment	â	$(15.9)	Our increase in property and equipment was primarily associated with an increase in network equipment in our co-location data center facilities as we continue to expand capacity, as well as computer equipment and software, leasehold improvements and furniture and fixtures for supporting activities related to general growth in our business.

Capitalized software development	â	(1.0)	Cash outflows for software development projects.

Restricted cash	â	(0.2)	Decrease is due to restricted cash in relation to an Australia lease agreement.

2014

Factor	Impact (in millions)		Key Drivers

Purchases of property and equipment	â	$(8.4)	Our increase in property and equipment was associated with an increase in network equipment in our co-location data center facilities as we continue to expand capacity, as well as computer equipment, furniture and fixtures and leasehold improvements for supporting activities related to growth in headcount and general growth in our business.

Net cash acquired in acquisition	á	0.3	Net cash acquired from our acquisition in December 2014.

Capitalized software development	â	(0.6)	Cash outflows for software development projects.

2013

Factor	Impact (in millions)		Key Drivers

Purchases of property and equipment	â	$(11.4)	Our increase in property and equipment was associated with an increase in network equipment in our co-location data center facilities as we continue to expand capacity, as well as computer equipment, furniture and fixtures and leasehold improvements for supporting activities related to growth in headcount and general growth in our business.

Net cash used in acquisition	â	(6.2)	Net cash used in connection with our acquisition of Insightera.

Capitalized software development	â	(0.5)	Cash outflows for software development projects.

Net cash provided by financing activities.

2015

Factor	Impact (in millions)		Key Drivers

Stock option exercises	á	$6.0	Cash proceeds received from the issuance of common stock upon the exercise of stock options.

Employee stock purchase plan	á	5.6	Cash proceeds from the issuance of common stock under our employee stock purchase plan.

Withholding taxes	â	(0.7)	Cash outflows to satisfy withholding taxes on equity awards that are net share settled.

Joint venture proceeds	á	1.7	Cash inflows from investment proceeds received from our redeemable non-controlling interest holders in our Japan joint venture.

Debt repayments	â	(2.7)	Cash outflows related to principal repayments under our credit facility.

Various other items	â	(0.1)	Decrease is due to various other insignificant items.

2014

Factor	Impact (in millions)		Key Drivers

Employee stock purchase plan	á	$6.1	Cash proceeds from the issuance of common stock under our employee stock purchase plan.

Stock option exercises	á	5.5	Cash proceeds received from the issuance of common stock upon the exercise of stock options.

Withholding taxes	â	(2.6)	Cash outflows to satisfy withholding taxes on equity awards that are net share settled.

Join venture proceeds	á	2.0	Cash inflows from investment proceeds received from our redeemable non-controlling interest holders in our Japan joint venture.

Debt repayments	â	(2.2)	Cash outflows related to principal repayments under our credit facility.

Equity registration costs and follow-on offering costs	â	(0.4)	Cash payments related to costs associated with our follow-on offering and the registration of common stock issued in connection with our acquisition of Insightera during the fourth quarter of 2013.

Various other items	â	(0.1)	Decrease is due to various other insignificant items.

2013

Factor	Impact (in millions)		Key Drivers

IPO proceeds	á	$80.5	Cash proceeds from our IPO net of underwriter discounts.

Follow-on proceeds	á	22.5	Cash proceeds from follow on offering net of underwriter discounts.

Private placement offering	á	6.5	Cash proceeds from the completion of our private placement offering.

Credit facility borrowings	á	4.5	Cash proceeds from borrowings under the credit facility.

Stock option exercises	á	5.0	Cash proceeds received from the issuance of common stock upon the exercise of stock options.

Debt repayments	â	(0.6)	Cash outflows related to principal repayments under our credit facility.

IPO and follow-on offering costs	â	(3.8)	Cash payments related to costs associated with our IPO and follow-on offering.

Various other items	â	(0.2)	Decrease is due to various other insignificant items.

Credit Facility

        In May 2012, we entered into a loan and security agreement with a bank related to a credit facility providing us with an equipment line of up to $4.0 million. In June 2013, we entered into a first amendment to the loan and security agreement, which provided an additional line of credit for advances of up to $4.5 million. The interest rate associated with both lines of credit is the greater of 4% or three-quarters of a percentage point above the bank's prime rate, as determined on the applicable funding date. For each equipment loan advance, we paid interest only for approximately nine months. Subsequently, we make thirty-six equal monthly payments of principal and interest. In May 2014 we entered into a second amendment to revise the existing covenants associated with this facility. As of December 31, 2015, we were in compliance with these revised covenants. As of December 31, 2015 and December 31, 2014, the outstanding loan balance was $2.7 million and $5.4 million, respectively. See Note 7—Credit Facility to our Consolidated Financial Statements for a discussion of our credit facility.

Working Capital

        A substantial source of our cash provided by operating activities is from changes in our deferred revenue balance, which is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our subscriptions and professional services, which is amortized into revenue in accordance with our revenue recognition policy. As of December 31, 2015 and 2014, we had working capital of $43.1 million and $66.0 million, respectively, which included $91.7 million and $62.9 million of deferred revenue recorded as a current liability, respectively. The decrease in our working capital at December 31, 2015 is primarily due to our net cash used in operating activities, total capital expenditures, and repayment of debt, partially offset by proceeds received for common stock issued upon exercise of stock options and under our employee stock purchase plan, and the investment we received from the redeemable non-controlling interests holders in our Japan joint venture.

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

        As of December 31, 2015, we held an aggregate of $97.1 million in cash and cash equivalents in the United States and an aggregate of $10.1 million in our foreign subsidiaries. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries. In the event funds from foreign operations are needed to fund cash needs in the United States and if United State taxes have not already been previously accrued, we would be required to accrue and pay additional taxes in order to repatriate these funds.

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

Contractual Obligations and Commitments

        Our principal commitments consist of obligations under our outstanding credit facility, operating leases for our office space, and contractual commitments for hosting and other support services. The following table summarizes our credit facility, including interest, operating lease obligations and other contractual commitments at December 31, 2015:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years
	(in thousands)
Credit facility, including interest	$2,718	$2,236	$482	$—
Operating lease obligations	19,798	6,816	12,278	704
Contractual commitments	7,786	4,443	3,343	—

Total	$30,302	$13,495	$16,103	$704

Off-Balance Sheet Arrangements

        During 2015, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

        We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro, British Pound Sterling, Australian dollar, Japanese Yen, and Israeli Shekel. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect our revenue and other operating results as expressed in U.S. dollars.

        We have experienced and will continue to experience fluctuations in our net losses a result of transaction gains or losses related to revaluing certain monetary current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We recognized net foreign exchange currency gains of approximately $0.2 million and $0.4 million for the years ended December 31, 2015 and 2014, respectively and foreign exchange currency losses of approximately $0.3 million for the year ended December 31, 2013.While we have not engaged in the hedging of our foreign currency transactions to date, we may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar. A 10% increase or decrease in the U.S. dollar exchange rate relative to any other currency would not have a material impact on our revenue or operating results.

Interest Rate Sensitivity

        We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments, as any investments we enter into are primarily highly liquid investments.

        We have a credit facility with equipment advances of approximately $2.7 million and $5.4 million as of December 31, 2015 and 2014, respectively. The interest rate associated with this facility is the greater of 4% or three-quarters of a percentage point above the prime rate. A one percent increase in the prime rate would not have an impact on our operating results as the greater of the two rates is 4%, and we would still pay interest of 4%. A 10% increase or decrease in interest rates would not result in a material change in either our obligations under this facility or in the returns on our cash and cash equivalents.

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

        We have audited the accompanying consolidated balance sheets of Marketo, Inc. and subsidiaries ("the Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marketo, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Santa Clara, California
March 4, 2016

MARKETO, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$107,218	$112,644
Accounts receivable, net of allowances of $557 and $393 for 2015 and 2014, respectively	50,678	37,867
Prepaid expenses and other current assets	9,073	5,756

Total current assets	166,969	156,267
Property and equipment, net	21,323	16,832
Goodwill	29,201	29,201
Intangible assets, net	5,455	7,076
Other assets	2,130	1,035

Total Assets	$225,078	$210,411

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,265	$3,901
Accrued expenses and other current liabilities	25,706	20,691
Deferred revenue	91,735	62,945
Current portion of credit facility	2,174	2,719

Total current liabilities	123,880	90,256
Credit facility, net of current portion	478	2,653
Deferred revenue, long-term	230	—
Other liabilities	2,722	3,526

Total liabilities	127,310	96,435

Commitments and contingencies (Note 8)
Redeemable non-controlling interests	4,643	800
Stockholders' equity:
Common stock, par value $0.0001 per share—1,000,000 shares authorized as of December 31, 2015 and 2014; 43,606 and 41,481 shares issued and outstanding as of December 31, 2015 and 2014, respectively	4	4
Additional paid-in capital	344,727	297,420
Accumulated other comprehensive loss	(274)	(350)
Accumulated deficit	(251,332)	(183,898)

Total stockholders' equity	93,125	113,176

Total liabilities, redeemable non-controlling interests and stockholders' equity	$225,078	$210,411

The accompanying notes are an integral part of these consolidated financial statements.

MARKETO, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Subscription and support	$183,658	$131,060	$85,095
Professional services and other	26,211	18,894	10,823

Total revenue	209,869	149,954	95,918

Cost of revenue:
Subscription and support	40,632	28,742	24,681
Professional services and other	31,484	22,059	13,298

Total cost of revenue	72,116	50,801	37,979

Gross profit:
Subscription and support	143,026	102,318	60,414
Professional services and other	(5,273)	(3,165)	(2,475)

Total gross profit	137,753	99,153	57,939

Operating expenses:
Research and development	39,077	30,337	23,321
Sales and marketing	129,072	98,843	62,769
General and administrative	38,056	25,583	18,655

Total operating expenses	206,205	154,763	104,745

Loss from operations	(68,452)	(55,610)	(46,806)
Other income (expense), net	81	178	(526)

Loss before provision (benefit) for income taxes	(68,371)	(55,432)	(47,332)
Provision (benefit) for income taxes	708	(477)	28

Net loss	(69,079)	(54,955)	(47,360)
Net loss and adjustment attributable to redeemable non-controlling interests (Note 3)	(2,418)	618	—

Net loss attributable to Marketo	$(71,497)	$(54,337)	$(47,360)

Net loss per share of common stock, basic and diluted	$(1.68)	$(1.35)	$(1.92)

Shares used in computing net loss per share of common stock, basic and diluted	42,504	40,385	24,709

The accompanying notes are an integral part of these consolidated financial statements.

MARKETO, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(69,079)	$(54,955)	$(47,360)
Other comprehensive gain (loss):
Foreign currency gain (loss)	56	(715)	53

Total comprehensive loss	(69,023)	(55,670)	(47,307)
Net loss attributable to redeemable non-controlling interests (excluding adjustment to redeemable non-controlling interests)	1,645	618	—
Other comprehensive loss attributable to redeemable non-controlling interests	20	167	—

Comprehensive loss attributable to Marketo	$(67,358)	$(54,885)	$(47,307)

The accompanying notes are an integral part of these consolidated financial statements.

MARKETO, INC.

Consolidated Statements of Stockholders' Equity

(in thousands)

	Convertible Preferred Stock
			Common Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	25,876	$119,121	3,195	$—	$6,499	$145	$(82,201)	$43,564
Issuance of common stock in connection with initial public offering, net of underwriting discounts	—	—	6,659	1	80,505	—	—	80,506
Issuance of common stock in connection with private placement	—	—	500	—	6,500	—	—	6,500
Issuance of common stock in connection with follow-on offering, net of underwriting discounts	—	—	662	—	22,519	—	—	22,519
Issuance of common stock to acquire Insightera Ltd.	—	—	428	—	14,069	—	—	14,069
Cost incurred with registration of common stock issued in connection with acquisition of Insightera	—	—	—	—	(226)	—	—	(226)
Costs incurred with initial public offering and follow-on offering	—	—	—	—	(4,079)	—	—	(4,079)
Conversion of preferred stock to common stock	(25,876)	(119,121)	25,876	3	119,118	—	—	—
Issuance of common stock upon exercise and early exercise of stock options	—	—	1,778	—	4,278	—	—	4,278
Vesting of restricted stock units	—	—	169	—	—	—	—	—
Withholding taxes for the net share settlement of an equity award	—	—	(5)	—	(124)	—	—	(124)
Repurchase of common stock	—	—	(12)	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	655	—	—	655
Stock-based compensation expense	—	—	—	—	8,087	—	—	8,087
Net loss	—	—	—	—	—	—	(47,360)	(47,360)
Foreign currency translation adjustments	—	—	—	—	—	53	—	53

Balance as of December 31, 2013	—	—	39,250	4	257,801	198	(129,561)	128,442
Costs incurred with follow-on offering	—	—	—	—	62	—	—	62
Issuance of common stock for acquisition	—	—	141	—	4,756	—	—	4,756
Issuance of common stock upon exercise and early exercise of stock options	—	—	1,534	—	5,508	—	—	5,508
Issuance of common stock under employee stock purchase plan	—	—	422	—	6,143	—	—	6,143
Investment by redeemable non-controlling interests	—	—	—	—	369	—	—	369
Vesting of restricted stock units	—	—	234	—	—	—	—	—
Withholding taxes for the net share settlement of equity awards	—	—	(87)	—	(2,641)	—	—	(2,641)
Repurchase of common stock	—	—	(13)	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	279	—	—	279
Stock-based compensation expense	—	—	—	—	25,143	—	—	25,143
Net loss attributable to Marketo	—	—	—	—	—	—	(54,337)	(54,337)
Foreign currency translation adjustments attributable to Marketo	—	—	—	—	—	(548)	—	(548)

Balance as of December 31, 2014	—	—	41,481	4	297,420	(350)	(183,898)	113,176
Issuance of common stock upon exercise and early exercise of stock options	—	—	1,292	—	5,999	—	—	5,999
Issuance of common stock under employee stock purchase plan	—	—	235	—	5,629	—	—	5,629
Investment by redeemable non-controlling interests	—	—	—	—	233	—	—	233
Vesting of restricted stock units	—	—	633	—	—	—	—	—
Withholding taxes for the net share settlement of equity awards	—	—	(27)	—	(740)	—	—	(740)
Repurchase of common stock	—	—	(8)	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	140	—	—	140
Stock-based compensation expense	—	—	—	—	40,109	—	—	40,109
Net loss attributable to Marketo including adjustment to redeemable non-controlling interests	—	—	—	—	(4,063)		(67,434)	(71,497)
Foreign currency translation adjustments attributable to Marketo	—	—	—	—	—	76	—	76

Balance as of December 31, 2015	—	$—	43,606	$4	$344,727	$(274)	$(251,332)	$93,125

The accompanying notes are an integral part of these consolidated financial statements.

MARKETO, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss :
Net loss attributable to Marketo	$(71,497)	$(54,337)	$(47,360)
Net loss and adjustment attributable to redeemable non-controlling interests (Note 3)	2,418	(618)	—

Net loss	(69,079)	(54,955)	(47,360)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,937	9,475	4,621
Stock-based compensation expense	39,182	25,120	8,075
Deferred income taxes	568	(672)	(65)
Provision for doubtful accounts	738	417	452
Loss in disposal of assets	7	1	—
Changes in operating assets and liabilities:
Accounts receivable	(13,952)	(11,779)	(13,154)
Prepaid expenses and other current assets	(4,489)	(1,388)	(698)
Other assets	(834)	(709)	(46)
Accounts payable	1,628	(342)	2,050
Accrued expenses and other current liabilities	5,213	(1,599)	13,177
Deferred revenue	29,686	22,371	20,438
Deferred rent	(355)	37	141

Net cash provided by (used in) operating activities	2,250	(14,023)	(12,369)

Cash flows from investing activities:
Increase in restricted cash	(215)	—	—
Purchase of property and equipment	(15,849)	(8,378)	(11,401)
Cash provided by (used in) acquisition, net of cash acquired	—	326	(6,216)
Capitalized software development	(1,017)	(645)	(459)

Net cash used in investing activities	(17,081)	(8,697)	(18,076)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discount	—	—	80,506
Proceeds from private placement	—	—	6,500
Proceeds from follow-on offering, net of underwriting discount	—	—	22,519
Proceeds from issuance of common stock upon exercise of stock options	5,999	5,540	4,985
Proceeds from employee stock purchase plan	5,629	6,143	—
Repurchase of unvested common stock from terminated employees	(38)	(49)	(22)
Withholding taxes remitted for the net share settlement of an equity award	(740)	(2,638)	(124)
Proceeds from issuance of debt	—	—	4,500
Repayment of debt	(2,719)	(2,187)	(582)
Investment from non-controlling interests	1,678	1,953	—
Payment incurred for common stock registration related to acquisition	—	(319)	(35)
Payment of initial public offering costs and follow-on offering costs	—	(104)	(3,820)

Net cash provided by financing activities	9,809	8,339	114,427

Effect of foreign exchange rate changes on cash and cash equivalents	(404)	(1,274)	70

Net increase (decrease) in cash and cash equivalents	(5,426)	(15,655)	84,052
Cash and cash equivalents—beginning of period	112,644	128,299	44,247

Cash and cash equivalents—end of period	$107,218	$112,644	$128,299

Supplemental disclosures of cash flow information:
Cash paid for interest	$168	$272	$211
Cash paid for income taxes	394	80	33
Supplemental disclosure of noncash investing and financing activities
Conversion of convertible preferred stock into common stock upon initial public offering	—	—	119,121
Convertible preferred stock and common stock issued in connection with acquisitions, including options assumed	—	4,756	14,069
Vesting of early exercise options	140	279	655
Unpaid and accrued fixed assets	115	1,330	376
Property and equipment acquired through tenant improvement allowance	211	973	1,262

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

        Marketo is a provider of a cloud-based Engagement Marketing software platform that is purpose-built to enable organizations to engage in modern engagement marketing. The Company's platform is designed to enable the effective management, optimization and analytical measurement of marketing activities, enabling organizations to acquire new customers more efficiently, build stronger relationships with existing customers, improve sales effectiveness and drive faster revenue growth. On this platform, the Company delivers an easy to use, integrated suite of advanced applications. The Company generally offers its services on an annual subscription basis with quarterly or annual payment terms.

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

Basis of Presentation

        The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. (U.S. GAAP) and include the consolidated accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated.

        Certain immaterial amounts in the prior period consolidated statement of cash flows within the cash provided by (used in) operating activities have been reclassified to conform to the current period presentation.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

1. The Company and Summary of Significant Accounting Policies and Estimates (Continued)

Redeemable Non-controlling Interests

        The Company's Japanese subsidiary (Marketo KK) is not wholly owned. The agreements with the minority investors of Marketo KK contain redemption features whereby the interests held by the minority investors are redeemable either (i) at the option of the minority investors or (ii) at the option of the Company beginning on the seventh anniversary of the initial capital contribution. If the interests of the minority investors were to be redeemed under these agreements, the Company would be required to redeem the interest based on a prescribed formula derived from the relative revenue of Marketo KK and the Company. The balance of the redeemable non-controlling interests is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest's share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. The resulting changes in the estimated redemption amount (increases or decreases) are recorded with corresponding adjustments against retained earnings or, in the absence of retained earnings, additional paid-in-capital. These interests are presented on the balance sheet outside of equity under the caption "Redeemable non-controlling interests."

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Such management estimates and assumptions include the estimated selling price for the various elements in the Company's customer contracts, the allowance for doubtful accounts, stock-based compensation expense, useful lives of intangible assets, redemption value of redeemable non-controlling interests and the valuation of deferred tax assets and acquired intangible assets. Actual results could differ materially from those estimates, and such differences could be material to the financial statements and affect the results of operations reported in future periods.

Foreign Currency

        The functional currency of the Company's foreign subsidiaries is their respective local currency. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at average exchange rates during the year. Foreign currency remeasurement and transaction gains and losses are recorded in other income (expense), net. The Company recognized net foreign exchange currency gains of approximately $0.2 million and $0.4 million for the years ended December 31, 2015 and 2014, respectively and net foreign exchange currency losses of $0.3 million for the year ended December 31, 2013.

Segments

        The Company's chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region. Accordingly, the Company has determined that it has a single operating segment.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

1. The Company and Summary of Significant Accounting Policies and Estimates (Continued)

Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. Cash and cash equivalents primarily consist of cash on deposit with banks and investments in money market funds.

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

        Below is a summary of the changes in allowance for doubtful accounts for the periods presented:

	Balance at Beginning of Period	Provision, net of Recoveries	Write-offs	Balance at End of Period
	(in thousands)
Year ended December 31, 2013	$336	$452	$(459)	$329
Year ended December 31, 2014	329	417	(353)	393
Year ended December 31, 2015	393	738	(574)	557

Property and Equipment, Net

        Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the asset, which is generally two to three years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or the estimated useful life of the asset or improvement. Depreciation and amortization begins when the asset is ready for its intended use. Assets held within construction in progress ("CIP") are not depreciated. CIP is related to the construction or development of property and equipment that have not yet been placed in service for their intended use. Cost of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.

        When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and any gain or loss on such sale or disposal is reflected in the statement of operations.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

1. The Company and Summary of Significant Accounting Policies and Estimates (Continued)

Capitalized Software Development Costs

        Costs incurred to develop the Company's cloud-based platform and applications consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software and (b) payroll and payroll-related costs for employees who are directly associated with, and who devote time to, a given project. These costs generally consist of internal labor during configuration, coding and testing activities. Research and development costs incurred during the preliminary project stage or costs incurred for data conversion activities, training, maintenance and general and administrative or overhead costs are expensed as incurred. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, it is probable the project will be completed, and the software will be used to perform the functions intended and certain functional and quality standards have been met. Additionally, the Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized software development costs are amortized on a straight-line basis over the estimated useful life, which is generally eighteen months to two years. Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $1.2 million, $0.3 million and $0.2 million, respectively.

Business Combinations

        When the Company acquires businesses, it allocates the purchase price to tangible assets and liabilities, and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates. During the measurement period, which can be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill and Other Intangible Assets

        The Company records goodwill when the consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and the identified intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment. The Company performs testing for impairment of goodwill on an annual basis, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has elected to bypass the qualitative assessments and proceed directly to the two-step test for impairment of goodwill. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. If the fair value of a reporting unit is less than the reporting unit's carrying value, the Company will then perform the second step of the test for impairment of goodwill. During the second step of the test for impairment of goodwill, the Company compares the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. If the carrying value of the

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

1. The Company and Summary of Significant Accounting Policies and Estimates (Continued)

goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss. The Company has determined that there is a single reporting unit for the purpose of goodwill impairment tests. The Company did not recognize any impairment charges on its goodwill during any of the periods presented.

        Other intangible assets with definite lives, consisting of capitalized software development costs, developed technology, domain names, customer relationships and non-compete agreements, are stated at cost less accumulated amortization and are amortized on a straight-line basis over their estimated remaining economic lives, ranging from one to seven years. Amortization expense related to capitalized software development costs and developed technology is included in cost of revenues. Amortization expense related to customer relationships and non-compete agreements is included in sales and marketing expense. Amortization expense related to domain names is included in general and administrative expense. The Company also routinely reviews the remaining estimated useful lives of its finite-lived intangible assets. If the estimated useful life for an asset is reduced, the remaining unamortized balance would be amortized over the revised estimated useful life

Long-Lived Assets

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

        No single customer accounted for more than 10% of accounts receivable as of December 31, 2015 and 2014. No single customer accounted for 10% or more of total revenue for each of the years ended December 31, 2015, 2014 and 2013.

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

  •
  Delivery or performance has occurred;

  •
  Fees are fixed or determinable; and

  •
  Collectability is reasonably assured.

        In the majority of instances, revenue from new customers is generated under sales agreements with multiple elements, comprised of subscription and support fees from customers accessing the Company's cloud-based platform and applications and professional consultation services. The Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within the Company's control. Subscription and support have standalone value because they are routinely sold separately by the Company. Most of the professional services have standalone value because the Company has sold professional services separately, and there are several third party vendors that routinely provide similar professional services to the Company's customers on a standalone basis.

        The Company allocates total arrangement fees to each element in a multiple-element arrangement based on the relative selling price hierarchy of each element. The amount of arrangement fee allocated to each element is limited by contingent revenue, if any.

        The relative selling price hierarchy consists of the following: Selling price for a deliverable is based on its 1) vendor-specific objective evidence ("VSOE"), if available, 2) third-party evidence ("TPE"), if VSOE is not available, or 3) estimated selling price ("ESP"), if neither VSOE nor TPE is available. Because the Company has been unable to establish VSOE or TPE for the elements of its arrangements, the Company establishes the ESP for each element primarily by considering the median of actual sales prices of each type of subscription and support sold and the weighted average of actual sales prices of professional services sold. For subscription and support arrangements, management considered other factors such as database sizes, pricing practices and market considerations.

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

        Professional services and other have standalone value from the related subscription services. The majority of the Company's professional services contracts are offered on a time and material basis. When these services are not combined with subscription and support revenue in a multiple-element arrangement, services revenue is recognized as the services are rendered. Certain standard and non-standard professional service arrangements include customer acceptance provisions. Services provided under arrangements that include customer acceptance provisions are typically provided on a time and material basis, and the revenue is deferred and recognized upon customer acceptance of the service deliverable.

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

        Sales and other taxes collected from customers to be remitted to government authorities are primarily reported on a net basis, where taxes collected are excluded from revenue.

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

Deferred Revenue

        Deferred revenue consists of billings or payments received in advance of revenue recognition and are recognized as the revenue recognition criteria are met. The Company generally invoices its customers annually or in quarterly installments payable in advance. Accordingly, the deferred revenue

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

1. The Company and Summary of Significant Accounting Policies and Estimates (Continued)

balance does not represent the total contract value of annual or multi-year, non-cancelable arrangements. The current portion of deferred revenue represents the amount that is expected to be recognized as revenue within one year from the balance sheet date.

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

        The Company's arrangements include provisions indemnifying customers against liabilities if the Company's products infringe a third-party's intellectual property rights. The Company also enters into arrangements that include provisions indemnifying customers for other liabilities from time to time. The Company has not incurred any costs as a result of such indemnification and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

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

Advertising Costs

        Advertising costs are expensed as incurred. For the years ended December 31, 2015, 2014 and 2013 advertising expenses were $2.5 million, $1.9 million and $1.5 million, respectively.

Stock-Based Compensation

        The Company uses the fair value method for recording stock-based compensation. Stock-based compensation cost for stock options and stock purchase rights provided under the Employee Stock Purchase Plan (ESPP) is estimated at the grant date based on each option's fair-value as calculated by

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

1. The Company and Summary of Significant Accounting Policies and Estimates (Continued)

the Black-Scholes option-pricing model. The Company recognizes compensation cost for stock option grants and ESPP on a straight-line basis over the requisite service period for the entire award.

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

        Stock-based compensation expense related to market-performance based RSUs (MSUs) granted to certain of our executives is measured based upon the fair market value as of the date of the award using the Monte Carlo valuation methodology. The stock-based compensation expense for each MSU award is recognized using the graded vesting method. Stock-based compensation expense associated with participants who fulfil their requisite service period is not reversed even if the performance conditions are not met. However, stock-based compensation expense is reversed for participants who forfeit their MSU awards prior to fulfilling their requisite service period.

        Stock-based compensation expenses are only recognized for awards that are expected to vest. The Company estimates its forfeiture based on historical forfeitures of its stock-based awards and adjusts the rate to reflect changes in facts and circumstances, if any.

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

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

1. The Company and Summary of Significant Accounting Policies and Estimates (Continued)

Net Loss per Share Attributable to Common Stockholders

        Basic and diluted net loss per share of common stock is presented in conformity with the two-class method required for participating securities for 2015, 2014 and 2013. The Company considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have dividend rights in the event a dividend is paid on common stock. Prior to its conversation to common stock, holders of Series A, B, C, D, E, F and G convertible preferred stock were each entitled to receive noncumulative dividends out of any funds legally available, when, as and if declared by the board of directors, payable prior and in preference to any dividends on any shares of the Company's common stock. The dividend rates for Series A, B, C, D, E, F and G convertible preferred stock were $0.08, $0.12, $0.20, $0.379, $0.5326, $1.056 and $1.168 per share, respectively. In the event a dividend is paid to common stockholders, the holders of the Series A, B, C, D, E, F and G convertible preferred stock were entitled to a proportionate share of any such dividends as if they were holders of common stock (on an as-if converted basis).

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

Recently Issued Accounting Pronouncements

        In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases." ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We have not evaluated the impact of the updated guidance on our consolidated financial statements.

        In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, related to balance sheet classification of deferred taxes. The ASU requires that deferred tax assets and

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

1. The Company and Summary of Significant Accounting Policies and Estimates (Continued)

liabilities be classified as noncurrent in the statement of financial position, thereby simplifying the current guidance that requires an entity to separate deferred assets and liabilities into current and noncurrent amounts. The ASU will be effective for the Company beginning in the first quarter of fiscal year 2017 though early adoption is permitted. The Company has early-adopted the ASU as of December 31, 2015. The Company has adopted this accounting standard prospectively; accordingly, the prior period amounts in the Company's Consolidated Balance Sheet as of December 31, 2014 were not adjusted to conform to the new accounting standard.

        In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The pronouncement eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The pronouncement is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company has elected not to early adopt. The adoption of ASU 2015-16 is not expected to have a material impact on the Company's consolidated financial statements.

        In August 2015, subsequent to the issuance of ASU 2015-3, FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs pursuant to Staff Announcement at June 18, 2015 EITF Meeting. The pronouncement included the SEC staff guidance section indicating that the SEC staff would not object to deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding balances on the arrangement. The pronouncement is effective upon adoption of ASU 2015-3. The adoption of ASU 2015-15 is not expected to have a material impact on the Company's consolidated financial statements.

        In April 2015, the FASB issued ASU 2015-3, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The pronouncement requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The pronouncement is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company has elected not to early adopt. The adoption of ASU 2015-3 is not expected to have a material impact on the Company's consolidated financial statements.

        In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The pronouncement was issued to provide guidance concerning accounting for fees in a cloud computing arrangement. The pronouncement is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of ASU 2015-05 is not expected to have a material impact on the Company's consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer. In July 2015, the FASB approved a one year deferral of the effective date for the new revenue reporting standard for

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

1. The Company and Summary of Significant Accounting Policies and Estimates (Continued)

entities reporting under U.S. GAAP. In accordance with the deferral, this guidance will be effective for the Company, beginning January 1, 2018, and can be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption is permitted beginning January 1, 2017. The Company has elected not to early adopt. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its consolidated financial statements.

2. Business Combinations

Fiscal 2014

        On December 22, 2014 the Company completed an acquisition. Consideration totaled approximately $5.0 million and consisted of 141,074 shares of common stock of the Company valued at the closing market price of $33.71 and $0.2 million of cash. The Company has included the financial results of this company in its consolidated financial statements from the closing date of the acquisition. The Company has accounted for this transaction as a business combination. Based on the purchase price allocation, the Company recorded $1.6 million of acquired intangible assets with a useful life of three years, $3.2 million in goodwill, $0.5 million in net tangible assets including cash and $0.3 million of deferred tax liabilities. Additionally, the Company granted 146,762 time-based RSUs and 42,932 performance-based RSUs, which were valued at approximately $6.4 million on the grant date. See Note 9, "Stockholder's Equity and Stock Based Compensation" for more details regarding the performance-based RSUs.

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

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

2. Business Combinations (Continued)

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

        The total purchase price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date of the acquisition based upon their respective fair values. The purchase price allocation is as follows:

Purchase Price Allocation
(in thousands)
Tangible assets:
Cash and cash equivalents	$3,624
Accounts receivable	46
Other current assets	60
Property and equipment	71
Other assets	13

Total tangible assets	3,814

Liabilities assumed:
Accounts payable and accrued liabilities	(391)
Deferred revenues	(116)
Other long-term liabilities	(27)

Total liabilities assumed	(534)

Deferred tax liability	(374)
Intangible assets	4,600
Goodwill	16,404

Total purchase price	$23,910

        Each component of identifiable intangible assets acquired in connection with the above acquisition is as follows:

	Estimated Useful Life	Amount
	(in years)	(in thousands)
Developed technology	4	$3,650
Domain names	3	250
Customer relationships	3	700

Total intangible assets		$4,600

        Pro forma results of operations have not been presented because the effect of this acquisition was not material to the consolidated financial statements.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

3. Joint Venture

        In February 2014, the Company entered into an agreement with SunBridge Corporation and Dentsu eMarketing One K.K. (collectively, the Investors) to engage in the investment, organization, management and operation of a Japanese subsidiary (Marketo KK) of the Company that is focused on the sale of the Company's products and services in Japan. The Investors initially contributed approximately $2.0 million (200,000,000 Japanese Yen) in cash in exchange for 35.4% of the outstanding common stock of Marketo KK. Furthermore, under the agreement, the Company and the Investors agreed to subscribe to additional shares by contributing additional funding of approximately $2.0 million (237,480,955 Japanese Yen) and approximately $1.7 million (200,000,000 Japanese Yen), respectively, which occurred in March 2015. As of December 31, 2015, the Company and the Investors owned approximately 60.1% and 39.9% of the outstanding common stock in Marketo KK, respectively.

        Twenty percent of the common stock held by the Investors may be callable by the Company or puttable by the Investors beginning on the seventh anniversary of the initial capital contribution by the Investors. This percentage increases to forty percent and one hundred percent on the eighth and tenth anniversary, respectively. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the relative revenue of Marketo KK and the Company and may be settled, at the Company's discretion, with Company stock (with no limit on the shares that may be issued) or cash. Additionally, the common stock held by the Investors may be callable or puttable following a change of control of the Company. The redeemable non-controlling interests in Marketo KK are classified outside of permanent equity in the Company's consolidated balance sheet as of December 31, 2015, primarily due to the put right available to the redeemable non-controlling interest holders in the future which may be settled in cash or common stock of the Company. The balance of the redeemable non-controlling interests is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest's share of earnings, or its estimated redemption value. Accordingly, as of December 31, 2015 the Company adjusted the redeemable non-controlling interests to its expected redemption value, resulting in a $4.1 million reduction to additional paid-in-capital for the year ended December 31, 2015.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

3. Joint Venture (Continued)

        The following table reconciles net loss and adjustment attributable to redeemable non-controlling interests for periods indicated below (in thousands):

Redeemable Non-controlling Interests
Balance as of December 31, 2013	$—
Investment by redeemable non-controlling interests	1,585
Net loss attributable to redeemable non-controlling interests (before adjustment to redeemable non-controlling interests)	(618)
Foreign currency translation adjustments	(167)

Balance as of December 31, 2014	800
Investment by redeemable non-controlling interests	1,445
Net loss attributable to redeemable non-controlling interests (before adjustment to redeemable non-controlling interests)	(1,645)
Foreign currency translation adjustments	(20)
Adjustment to redeemable non-controlling interests	4,063

Balance as of December 31, 2015	$4,643

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

        For certain other financial instruments, including accounts receivable, accounts payable, other current liabilities and credit facility, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

        As of December 31, 2015 and 2014, financial assets stated at fair value on a recurring basis were comprised of money market funds and certificates of deposit included within cash and equivalents. In general, and where applicable, the Company uses quoted prices in active markets for identical assets or liabilities to determine fair value. The Company applied this valuation technique to measure the fair

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value of Financial Instruments (Continued)

value of the Company's Level 1 investments, such as money market funds. The fair value of the Company's investments in certain money market funds is their carrying value.

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

        The fair value of these financial assets was determined using the following inputs for the periods presented:

	December 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$93,108	$—	$—	$104,021	$—	$—
Certificates of deposit	—	25	—	—	25

Total	$93,108	$25	$—	$104,021	$25	$—

5. Balance Sheet Components

Cash and Cash Equivalents

        Cash and cash equivalents consist of the following:

	December 31,
	2015	2014
	(in thousands)
Cash	$14,085	$8,598
Cash equivalents
Money market funds	93,108	104,021
Certificates of deposit	25	25

Total cash equivalents	93,133	104,046

Total	107,218	$112,644

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

5. Balance Sheet Components (Continued)

Property and Equipment, Net

        Property and equipment, net consists of the following:

	December 31,
	2015	2014
	(in thousands)
Computer equipment	$28,159	$18,384
Software	3,498	2,417
Office furniture	2,952	2,071
Leasehold improvements	7,120	5,123
Construction in progress	2,808	1,745

Total property and equipment	44,537	29,740
Less accumulated depreciation	(23,214)	(12,908)

Property and equipment, net	$21,323	$16,832

        Construction in progress includes costs primarily related to network equipment infrastructure to support the Company's data center.

        Depreciation expense was $10.4 million, $7.2 million and $3.9 million for 2015, 2014 and 2013, respectively.

Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities are as follows:

	December 31,
	2015	2014
	(in thousands)
Accrued bonuses, commissions and wages	$12,343	$10,553
Accrued ESPP	2,387	2,324
Accrued vacation	3,739	2,972
Accrued marketing expenses	1,289	1,313
Accrued other	5,948	3,529

Total	$25,706	$20,691

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Intangible Assets, Net

        Goodwill and intangible assets, net consisted of the following for the periods presented below:

	December 31, 2015	Weighted Average Remaining Useful Life	December 31, 2014	Weighted Average Remaining Useful Life
	(in thousands)	(in years)	(in thousands)	(in years)
Developed technology	$6,050	1.9	$6,050	2.9
Domain names	950	2.8	950	3.6
Customer relationships	1,600	0.8	1,600	1.6
Non-compete agreements	580	2.0	580	3.0
Capitalized software development costs	3,980	1.2	2,042	1.2

	13,160		11,222
Less accumulated amortization	(7,705)		(4,146)

Intangible assets, net	5,455		7,076
Goodwill	29,201		29,201

Goodwill and intangible assets, net	$34,656		$36,277

        The Company capitalized approximately $1.9 million and $0.7 million of software development costs in 2015 and 2014 and, respectively.

        Amortization expense for the periods presented below was as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Amortization expense	$3,559	$2,256	$717

        Based on the carrying amount of intangible assets as of December 31, 2015, the estimated future amortization is as follows (in thousands):

	Year Ended December 31,
	2016	2017	2018	2019	Total
Developed Technology	$1,508	$1,407	$—	$—	$2,915
Domain Names	180	100	100	29	409
Customer Relationships	315	—	—	—	315
Non-compete Agreements	150	144	—	—	294
Capitalized Software Development Costs	1,230	292	—	—	1,522

Total	$3,383	$1,943	$100	$29	$5,455

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

7. Credit Facility

        In May 2012, the Company entered into a loan and security agreement with a bank related to an equipment facility providing the Company with an equipment line of up to $4.0 million. In June 2013, the Company entered into a first amendment to the loan and security agreement, which provided an additional line of credit for advances of up to an aggregate of $4.5 million. The interest rate associated with both lines of credit is the greater of 4% or three quarters of a percentage points above the prime rate, as determined on the applicable funding date. For each equipment advance, the Company will pay interest only for approximately nine months. Subsequently, the Company is obligated to make thirty-six equal monthly payments of principal and interest. The loan is secured by a security interest on substantially all of the Company's assets, including the equipment purchased with the advances, and excludes the Company's intellectual property. The loan and security agreement also contains customary events of default including, among other things, that during the existence of an event of default, interest on the obligations could be increased by 5%.

        In May 2014, the Company entered into a second amendment to the loan and security agreement to amend various covenants. Under the second amendment the Company is required to maintain compliance with certain financial covenants, which include maintaining a minimum cash balance with the bank and various reporting covenants. As of December 31, 2015, the Company was in compliance with these covenants.

        As of December 31, 2015, the outstanding loan balance was $2.7 million.

        Contractual future repayments in relation to the above credit facility are as follows for the years ending December 31:

	Principal	Interest	Total
	(in thousands)
2016	$2,174	$62	$2,236
2017	478	4	482

Total	$2,652	$66	$2,718

8. Commitments and Contingencies

Leases

        The Company leases its office facilities in San Mateo, California; Portland, Oregon; Atlanta, Georgia; Dublin, Ireland; Sydney, Australia; Farnborough, United Kingdom; Tokyo, Japan and Tel Aviv, Israel under operating lease agreements expiring in 2019. Under terms of the leases, the Company is responsible for certain insurance, property taxes, and maintenance expenses. Rent expense for non-cancellable operating leases with scheduled rent increases is recognized on a straight line basis

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (Continued)

over the terms of the leases. The difference between required lease payments and rent expense has been recorded as deferred rent. Deferred rent as of December 31, 2015 and 2014 is as follows:

	December 31,
	2015	2014
	(in thousands)
Current portion of deferred rent	$406	$—
Long-term portion of deferred rent	2,201	2,562

Total	$2,607	$2,562

        Rent expense under these operating leases was approximately $5.7 million, $4.2 million and $2.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

        As of December 31, 2015, the Company had no capital leases. As of December 31, 2015, future minimum operating lease payments are as follows for the years ending December 31:

Minimum Lease Payment
(in thousands)
2016	$6,816
2017	7,175
2018	5,103
2019	704

Total	$19,798

Contractual Obligations and Commitments

        Contractual agreements with third parties consist of co-location hosting services, software licenses, maintenance and support for the Company's operations. As of December 31, 2015, future payments for non-cancellable contractual agreements are $4.4 million, $3.1 million and $0.2 million in 2016, 2017 and 2018, respectively.

9. Stockholder's Equity and Stock Based Compensation

Convertible Preferred Stock

        Upon the closing of the IPO on May 17, 2013, all outstanding convertible preferred stock was converted into 25,876,142 shares of common stock on a one-to-one basis. No remaining convertible preferred stock was outstanding as of December 31, 2015.

Stock Option Plans

2006 Plan

        The Company's Board of Directors (Board) and the Company's stockholders adopted the 2006 Stock Plan (2006 Plan) in October 2006. The 2006 Plan was amended in May 2013. The 2006 Plan was terminated in connection with the IPO, and accordingly, no shares will be available for issuance under this plan. The 2006 Plan will continue to govern outstanding awards granted thereunder. The 2006 Plan

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

9. Stockholder's Equity and Stock Based Compensation (Continued)

provided for the grant of incentive stock options and nonqualified stock options. As of December 31, 2015, 2.8 million awards remained outstanding under the 2006 Plan.

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

        If an award expires or becomes unexercisable without having been exercised in full, is surrendered pursuant to an exchange program, or, with respect to restricted stock, restricted stock units, performance units or performance shares, is forfeited to or repurchased due to failure to vest, the unpurchased shares (or for awards other than stock options or stock appreciation rights, the forfeited or repurchased shares) will become available for future grant or sale under the 2013 Plan. With respect to stock appreciation rights, the net shares issued will cease to be available under the 2013 Plan and all remaining shares will remain available for future grant or sale under the 2013 Plan. Shares used to pay the exercise price of an award or satisfy the tax withholding obligations related to an award will become available for future grant or sale under the 2013 Plan. To the extent an award is paid out in cash rather than shares, such cash payment will not result in reducing the number of shares available for issuance under the 2013 Plan. Options under the 2013 Plan may be exercised for periods of up to ten years from the grant date. As of December 31, 2015, 3.9 million shares remained available for future grants under the 2013 Plan.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

9. Stockholder's Equity and Stock Based Compensation (Continued)

Summary of Stock Option Activity

        A summary of the Company's stock option activity for all stock option plans for fiscal 2015 is as follows:

	Number of Stock Options Outstanding (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2014	5,404	$11.55
Granted	65	29.12
Exercised	(1,292)	4.64
Options Cancelled/Forfeited	(400)	17.81

Balance as of December 31, 2015	3,777	$13.55	6.61	$65,915

Exercisable as of December 31, 2015	3,234	$9.77	6.34	$65,435

Vested and expected to vest as of December 31, 2015	3,655	$13.20	6.57	$64,761

        The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company's closing price of $28.71 as of December 31, 2015.

        Option awards generally vest over a four year period, with 25% vesting after one year from date of grant and monthly thereafter. Stock options granted under the Company's 2006 Plan provided employee option holders with an early exercise provision, where in the event of termination any unvested shares purchased are subject to repurchase by the Company at the original purchase price. This right of repurchase lapses as the option vests. Options exercisable as of December 31, 2015 include options that are exercisable prior to vesting.

        The weighted average grant date fair value of options granted and the total intrinsic value of options exercised during the periods presented were as follows:

	Year Ended December 31,
	2015	2014	2013
Weighted average grant date fair value	$12.44	$20.72	$5.08
Total intrinsic value of options exercised (in thousands)	$31,938	$47,273	$38,241

        The total estimated grant date fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was $13.9 million, $5.2 million and $4.2 million, respectively.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

9. Stockholder's Equity and Stock Based Compensation (Continued)

        Additional information regarding options outstanding as of December 31, 2015 is as follows:

			Options Outstanding
					Options Exercisable
			Weighted Average Remaining Contractual Term (in years)
Range of Exercise Prices		Number of Shares Outstanding (in thousands)		Weighted Average Exercise Price	Shares Exercisable (in thousands)	Weighted Average Exercise Price
$0.12	$1.50	460	4.11	$1.17	460	$1.17
2.38	4.24	390	5.36	2.74	390	2.74
4.56	4.56	626	6.29	4.56	611	4.56
4.74	5.44	142	6.49	4.79	142	4.79
7.42	7.42	1,011	6.97	7.42	1,011	7.42
9.24	31.67	463	8.25	23.05	273	18.32
32.65	32.99	45	3.79	32.83	35	32.88
40.50	40.50	255	8.07	40.50	122	40.50
41.40	41.40	158	8.08	41.40	76	41.40
41.91	41.91	227	7.73	41.91	114	41.91

$0.12	$41.91	3,777	6.61	$13.55	3,234	$9.77

Determining Fair Value of Stock Options

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used to estimate the fair value of options granted to employees:

	Year Ended December 31,
	2015	2014	2013
Expected term (in years)	6	6	6
Risk-free interest rate	1.55% - 1.87%	1.80% - 1.97%	0.86% - 1.78%
Expected volatility	43% - 45%	49% - 56%	57% - 58%
Expected dividend rate	0%	0%	0%

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

Restricted Stock Units

        A summary of the Company's RSU activity and related information for fiscal 2015 is as follows:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value
Balance as of December 31, 2014	2,360	$33.30
RSUs Granted	2,017	31.99
RSUs Vested	(633)	33.18
RSUs Cancelled/Forfeited	(707)	31.65

Balance as of December 31, 2015	3,037	$32.84

        RSUs are generally subject to a time-based vesting condition that ranges from three to four years, except for performance-based RSUs discussed in subsequent paragraphs.

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

        During 2014, in connection with an acquisition, the Company issued 42,932 performance-based RSUs to certain employees. These performance-based RSUs will vest based on the achievement against two product milestones. Of the total performance-based RSUs granted, 40% of the total RSUs granted was subject to the first milestone (which occurred in the second quarter of 2015) and 60% of the total RSUs granted was subject to the second milestone (which occurred in the fourth quarter of 2015). The RSUs had an estimated value of $1.4 million on the date of grant. During 2015, these RSUs were fully vested.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

9. Stockholder's Equity and Stock Based Compensation (Continued)

        The weighted average grant date fair value of RSUs granted and the total intrinsic value of RSUs that vested during the periods presented were as follows:

	Year Ended December 31,
	2015	2014	2013
Weighted average grant date fair value	$31.99	$34.27	$28.69
Total intrinsic value of vested RSUs (in thousands)	$18,172	$7,117	$2,479

        The aggregate grant date fair value of RSUs vested during fiscal 2015 was approximately $21.0 million.

Market Stock Units

        In February 2015, the Compensation and Leadership Development Committee of the Company's Board of Directors granted market-performance based restricted stock units (MSUs) to its executive officers. The MSU awards were granted under the Company's 2013 Equity Incentive Plan.

        Each MSU award granted in the first quarter of fiscal 2015 contains three separate tranches. The actual number of MSUs eligible to vest in each tranche is based on the performance of the Company's stock price relative to the performance of the NASDAQ Composite Index over the vesting period of each tranche, which ranges from one to three years. MSU participants have the ability to receive up to 100% of the target number of shares in tranche 1 and 2 and up to 150% of the target number of shares in tranche 3.

        A summary of the Company's MSU activity and related information for the year ended December 31, 2015 is as follows:

	Number of Shares Underlying MSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Balance as of December 31, 2014	—	$—
MSUs Granted	240	37.53
MSUs Cancelled/Forfeited	(47)	37.53

Balance as of December 31, 2015	193	$37.53

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

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

9. Stockholder's Equity and Stock Based Compensation (Continued)

        The fair value of the MSUs granted during fiscal 2015 was estimated using the following weighted-average assumptions:

For the Year Ended December 31, 2015
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

Employee Stock Purchase Plan

        The Board adopted, and the Company's stockholders approved, a 2013 Employee Stock Purchase Plan (ESPP). The ESPP became effective on May 1, 2013. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning in fiscal 2014, equal to the lesser of:

  •
  1% of the outstanding shares of the Company's common stock on the first day of such fiscal year;

  •
  650,000 shares; or

  •
  such other amount as may be determined by the Company's board of directors

        The ESPP allows eligible employees to purchase shares of the Company's common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value, as defined in the ESPP, subject to any plan limitations. A participant may purchase a maximum of 1,250 shares during an offering period. The offering period generally starts on the first trading day on or after February 15th and August 15th of each year, except that the first offering period commenced on the first trading day following the effective date of the Company's registration statement. During 2015, the Company issued approximately 0.2 million shares of common stock under the ESPP with an average purchase price of $23.88 per share. At December 31, 2015, a total of 1.5 million shares of common stock have been reserved for issuance and there were 0.9 million shares available for issuance under the ESPP.

Determining Fair Value of Employee Stock Plan Purchase Rights

        The assumptions used to value employee stock purchase rights under the Black-Scholes model for the periods presented were as follows:

	Year Ended December 31,
	2015	2014	2013
Expected term (in months)	6	6 - 9	9
Risk-free interest rate	0.05% - 0.24%	0.05% - 0.11%	0.11%
Expected volatility	31% - 43%	41% - 43%	42%
Expected dividend rate	0%	0%	0%

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

9. Stockholder's Equity and Stock Based Compensation (Continued)

Stock Compensation Expense

        The stock-based compensation expense included in operating results was allocated as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cost of subscription and support revenue	$2,691	$1,626	$496
Cost of professional services and other revenue	4,320	2,363	690
Research and development	7,637	5,353	2,084
Sales and marketing	12,655	8,860	2,293
General and administrative	11,879	6,918	2,512

Total stock-based compensation expense	$39,182	$25,120	$8,075

        For the year ended December 31, 2015, the Company incurred expenses of $8.4 million for options, $26.4 million for RSUs, $3.6 million for MSUs and $1.7 million for ESPP, of which $1.3 million, related to performance-based RSUs that are tied to product milestones issued in connection with an acquisition that occurred in December 2014. The Company capitalized $0.9 million associated with the Company's internal use software projects.

        As of December 31, 2015, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimate forfeitures, was as follows:

	December 31, 2015
	Unrecognized Expense	Weighted Average Expected Recognition Period
	(in thousands)	(in years)
Stock options	$10,550	1.36
Restricted stock units and market stock units	66,546	2.79
Employee stock purchase plan	209	0.13

Total unrecognized stock-based compensation expense	$77,305	2.59

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

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

10. Net Loss per Share (Continued)

        The following table sets forth the computation of the Company's basic and diluted net loss per share of common stock under the two-class method attributable to common stockholders for the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Numerator:
Net loss attributable to Marketo	$(71,497)	$(54,337)	$(47,360)
Denominator:
Weighted-average common shares outstanding	42,616	40,602	24,881
Less: Weighted-average unvested common shares subject to repurchase or forfeiture and shares held in escrow	(112)	(217)	(172)

Weighted-average shares used in computing net loss per share of common stock, basic and diluted	42,504	40,385	24,709

Net loss per share of common stock, basic and diluted	$(1.68)	$(1.35)	$(1.92)

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

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Stock options to purchase common stock	3,777	5,404	6,343
Common stock held in escrow	22	159	137
Common stock subject to repurchase	12	50	127
Employee stock purchase plan	127	125	304
Restricted stock units and market stock units	3,230	2,360	582

	7,168	8,098	7,493

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes

Income Tax Provision:

        Pretax loss was as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Loss before provision (benefit) for income taxes:
Domestic	$(57,513)	$(46,908)	$(37,481)
Foreign	(10,858)	(8,524)	(9,851)

Total	$(68,371)	$(55,432)	$(47,332)

        The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current tax provision:
Federal	$1	$1	$—
State	24	15	10
Foreign	353	164	83

Total current tax provision	378	180	93
Federal	—	(286)	—
State	—	(45)	—
Foreign	330	(326)	(65)

Total deferred tax benefit	330	(657)	(65)

Total provision (benefit) for income taxes	$708	$(477)	$28

        The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consist of the following:

	Year Ended December 31,
	2015	2014	2013
Federal statutory rate	34.00%	34.00%	34.00%
Stock-based compensation	(1.15)	(0.74)	(1.59)
Valuation allowance	(36.51)	(34.38)	(28.31)
Foreign rate differential	(3.11)	(2.52)	(5.00)
Federal research and development credit	3.28	2.48	1.19
Other	2.42	2.03	(0.35)

Effective income tax rate	(1.06)%	0.87%	(0.06)%

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

Deferred tax assets and liabilities:

        The components of deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Deferred tax assets:
Accounts receivable principally due to allowance for doubtful accounts	$166	$130	$92
Compensated absences, principally due to accruals for financial reporting purposes	2,880	1,867	2,993
Net operating loss carryforwards	69,369	54,949	42,704
Federal tax credits	3,657	2,437	1,766
State tax credits net of federal benefit	2,010	1,521	1,166
Other deductible temporary differences	2,234	1,311	964
Stock-based compensation	12,106	7,289	1,508
Foreign Credit	22	24	25

Total deferred tax assets	$92,444	$69,528	51,218
Deferred tax liabilities:
Capitalized software development	(566)	(278)	(149)
Acquired intangible assets	(1,208)	(1,983)	(1,979)

Total deferred tax liability	(1,774)	(2,261)	(2,128)
Valuation allowance	(90,892)	(67,159)	(49,388)

Net deferred taxes	$(222)	$108	$(298)

        The net valuation allowance increased by $23.7 million and $17.8 million for the years ended December 31, 2015 and 2014, respectively.

        As of December 31, 2015, the Company's deferred tax assets consist primarily of the federal and state net operating loss and research and development credit. In assessing the realizability of deferred tax assets, management determined that it is more likely than not that none of the deferred tax assets will be realized. Therefore, the Company has provided a full valuation allowance against the U.S. federal and state deferred tax assets at December 31, 2015.

        The Company has not provided for withholding taxes on the undistributed earnings of its foreign subsidiaries because the Company intends to reinvest such earnings indefinitely. As of December 31, 2015, the amount of undistributed earnings considered indefinitely reinvested was not material.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

        The Company had net operating loss carryforwards as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Federal	$258,566	$204,361	$130,797
State	186,450	146,399	102,606
Foreign	31,015	24,780	17,673

Total	$476,031	$375,540	$251,076

        The federal and state net operating losses include $91.1 million and $51.9 million of excess stock based compensation that will result in increases to additional paid in capital, when realized.

        Net operating loss carryforwards are available to offset future federal, California and foreign taxable income. Federal and California net operating loss carryforwards begin to expire in 2026 and 2016, respectively. Ireland net operating loss carryforwards do not expire. Japan net operating loss carryforwards begin to expire in 2022.

        The Company had research and development credit carryforwards as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Federal	$3,657	$2,437	$1,766
California	3,045	2,305	1,767
International	22	24	25

Total	$6,724	$4,766	$3,558

        Federal and California and the foreign research and development tax credit carryforwards are available to reduce future regular income taxes. Federal research and development credit carryforwards begin to expire in 2026. California research and development tax credit carryforwards do not expire.

        On December 18, 2015, The Consolidated Appropriations Act of 2014 was signed into law, which retroactively reinstated and made permanent the federal research tax credit provisions from January 1, 2015 through December 31, 2015. The benefit of the reinstated credit did not impact the income statement in the period of enactment, which was the fourth quarter of 2015, as the research and development credit carryforwards are offset by a full valuation allowance.

        Federal and California laws impose restrictions on the utilization of net operating loss carryforwards and R&D credit carryforwards in the event of a change in ownership of the Company, which constitutes an 'ownership change' as defined by Internal Revenue Code Sections 382 and 383. The Company experienced an ownership change in the past that does not materially impact the availability of its net operating losses and tax credits. The amounts indicated in the above tables reflect reduction of approximately $1.1 million of net operating losses and $8,000 of research and development credits as a result of previous ownership changes that the Company experienced. Nevertheless, should there be an ownership change in the future, the Company's ability to utilize existing carryforwards could be substantially restricted.

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

        The Company files tax returns in the US, certain states, Israel, Ireland, Australia and Japan. All of the tax years, from the date of inception, are open for examination.

Uncertain Tax Positions

        The Company accounts for uncertainty in income taxes in accordance with ASC 740. Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination by the tax authority, including resolutions of any related appeals or litigation processes, based on technical merit. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognized in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

        The following table summarizes the activity related to unrecognized tax benefits:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Unrecognized benefit—beginning of period	$991	$472	$—
Gross increases (decreases)—prior period tax positions	75	34	—
Gross increases (decreases)—current period tax positions	765	485	472

Unrecognized benefit—end of period	$1,831	$991	$472

        All of the unrecognized tax benefits as of December 31, 2015 are accounted for as a reduction in the Company's deferred tax assets. Due to the Company's valuation allowance, none of the $1.8 million of unrecognized tax benefits would affect the Company's effective tax rate, if recognized.

        The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. There is no interest or penalties accrued related to unrecognized tax benefits for the 2015, 2014 and 2013 and no liability for accrued interest and penalties related to unrecognized tax benefits as of December 31, 2015.

        The Company does not expect any significant change in its unrecognized tax benefits during the next twelve months.

12. Employee 401(k) Plan

        The Company's employee savings and retirement plan is qualified under Section 401 of the Internal Revenue Code. The plan is available to all regular employees on the Company's U.S. payroll and provides employees with tax-deferred salary deductions and alternative investment options. Employees may contribute up to 90% of their salary up to the statutory prescribed annual limit. In the calendar year 2015, the Company match for employees' contributions to the plan was 25% of the first 6% deferred. The Company's matching contributions to the plan totaled $1.1 million in 2015.

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

Revenue

        Revenue by geography is based on the shipping address of the customer. The following table presents the Company's revenue by geographic region for the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
United States	$177,730	$125,737	$82,019
EMEA	14,438	12,772	6,989
Other	17,701	11,445	6,910

Total	$209,869	$149,954	$95,918

        No single customer accounted for more than 10% of the Company's total revenue in 2015, 2014 and 2013. No single customer accounted for more than 10% of accounts receivable as of December 31, 2015 and 2014.

Long-lived Assets

        The following table sets forth the Company's long-lived assets by geographic areas as of the periods presented:

	Year Ended December 31,
	2015	2014
	(in thousands)
United States	$19,508	$16,265
EMEA	327	209
Other	1,488	358

Total	21,323	16,832

MARKETO, INC.

Notes to Consolidated Financial Statements (Continued)

14. Subsequent Events

        Subsequent to December 31, 2015, the Company entered into an amendment to extend and expand its current lease facilities in San Mateo, CA, which extends its operating lease commitments through August 2022. In conjunction with the amendment to the San Mateo lease agreement, the Company is required to enter into a standby letter of credit of approximately $0.7 million with a bank as security for the amended lease agreement. These lease agreements have the following impact on lease commitments presented in Note 8 Commitments and Contingencies:

Incremental Minimum Lease Payments
(in thousands)
2016	195
2017	1,418
2018	3,985
2019	8,154
2020	8,400
Thereafter	14,535

Total	$36,687

SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Fiscal Year 2015
Total revenue	$46,000	$50,680	$54,922	$58,267
Total gross profit	29,589	32,733	36,261	39,170
Net loss	(18,612)	(17,453)	(16,975)	(16,039)
Net loss and adjustment attributable to redeemable non-controlling interests	454	(497)	(1,263)	(1,112)
Net loss attributable to Marketo	(18,158)	(17,950)	(18,238)	(17,151)
Net loss per share of common stock, basic and diluted	$(0.44)	$(0.43)	$(0.43)	$(0.40)
Fiscal Year 2014
Total revenue	$32,292	$36,030	$39,287	$42,345
Total gross profit	21,216	23,614	26,062	28,261
Net loss	(12,520)	(13,271)	(13,009)	(16,155)
Net loss attributable to redeemable non-controlling interests	11	159	206	242
Net loss attributable to Marketo	(12,509)	(13,112)	(12,803)	(15,913)
Net loss per share of common stock, basic and diluted	$(0.32)	$(0.33)	$(0.31)	$(0.39)

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can only provide reasonable assurance that the objectives of the internal control systems are met. Based on the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2015. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies."

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

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item will be included under the caption "Directors, Executive Officers and Corporate Governance" in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2016 (the 2016 Proxy Statement) and is incorporated herein by reference.

        We have a code of business ethics and conduct that applies to all of our employees, including our Principal Executive Officer, Principal Financial Officer and our board of directors. A copy of this code, "Code of Business Ethics and Conduct," is available on our website at http://investors.marketo.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Global Code of Business Conduct and Ethics by posting such information on our investor relations website under the heading "Corporate Governance" at http://investors.marketo.com/.

Item 11.    Executive Compensation

        The information required by this item will be included under the captions "Executive Compensation" and under the subheadings "Board's Role in Risk Oversight," "Non-Employee Director Compensation, "Outside Director Compensation Policy," and "Compensation Committee Interlocks and Insider Participation" under the heading "Directors, Executive Officers and Corporate Governance" in the 2016 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and under the subheading "Equity Benefit and Stock Plans" under the heading "Executive Compensation" in the 2016 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item will be included under the captions "Certain Relationships and Related Transactions" and "Directors, Executive Officers and Corporate Governance—Director Independence" in the 2016 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this item will be included under the caption "Proposal Two: Ratification of Selection of Independent Registered Public Accountants" in the 2016 Proxy Statement and is incorporated herein by reference.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARKETO, INC.
Date: March 4, 2016	By:	/s/ FREDERICK A. BALL Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ PHILLIP M. FERNANDEZ Phillip M. Fernandez	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2016
/s/ FREDERICK A. BALL Frederick A. Ball	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2016
/s/ NEERAJ AGRAWAL Neeraj Agrawal	Director	March 4, 2016
/s/ LYNNE BIGGAR Lynne Biggar	Director	March 4, 2016
/s/ SUSAN L. BOSTROM Susan L. Bostrom	Director	March 4, 2016

Signature	Title	Date

/s/ CAMBRIA W. DUNAWAY Cambria W. Dunaway	Director	March 4, 2016
/s/ TAE HEA NAHM Tae Hea Nahm	Director	March 4, 2016
/s/ ROGER S. SIBONI Roger S. Siboni	Director	March 4, 2016
/s/ WESLEY R. WASSON Wesley R. Wasson	Director	March 4, 2016

EXHIBIT
INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	August 9, 2013

3.2	Bylaws of the Company dated May 22, 2013	10-Q	3.2	August 9, 2013

4.1	Amended and Restated Investor Rights Agreement, dated November 15, 2011, by and among the Registrant and certain of its stockholders, as amended on April 17, 2012.	S-1	4.1	April 2, 2013

4.2	Second Amendment to Amended and Restated Investor Rights Agreement, dated May 22, 2013, by and among the Company and certain of its stockholders	10-Q	4.1	August 9, 2013

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	10.1	April 2, 2013

10.2	2006 Stock Plan, as amended, and forms of agreements thereunder.	S-1	10.2	April 2, 2013

10.3	2013 Equity Incentive Plan	10-K	10.3	March 3, 2014

10.3.1	2013 Equity Incentive Plan—Form of stock option agreement	10-K	10.3.1	March 3, 2014

10.3.2	2013 Equity Incentive Plan—Form of restricted stock unit agreement	10-K	10.3.2	March 3, 2014

10.3.3	2013 Equity Incentive Plan—Form of performance share agreement	8-K	10.1	February 11, 2015

10.4	2013 Employee Stock Purchase Plan and form of agreement thereunder	S-1/A	10.4	May 6, 2013

10.5	Compensation Summary Sheet for Phillip M. Fernandez.	10-K	10.5	March 3, 2014

10.6	Management Retention Agreement, effective as of July 24, 2012, by and between the Registrant and Phillip M. Fernandez.	S-1	10.6	April 2, 2013

10.7	Offer Letter, dated April 5, 2011, by and between the Registrant and Frederick A. Ball.	S-1	10.7	April 2, 2013

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.8	Management Retention Agreement, effective as of July 24, 2012, by and between the Registrant and Frederick A. Ball.	S-1	10.8	April 2, 2013

10.9	Offer Letter, dated January 13, 2012, by and between the Registrant and Jason L. Holmes.	S-1	10.14	April 2, 2013

10.10	Management Retention Agreement, effective as of July 24, 2012, by and between the Registrant and Jason L. Holmes.	S-1	10.15	April 2, 2013

10.11	Change in Control Acceleration Policy.	S-1	10.20	April 2, 2013

10.12	Loan and Security Agreement, dated May 21, 2012, by and between the Registrant and Silicon Valley Bank.	S-1	10.22	April 2, 2013

10.12.1	First Amendment to Loan and Security Agreement, dated June 6, 2013, between the Company and Silicon Valley Bank.	10-Q	10.3	August 9, 2013

10.12.2	Second Amendment to Loan and Security Agreement, dated May 5, 2014, between the Company and Silicon Valley Bank	10-Q	10.1	August 11, 2014

10.13	Amendment to Management Retention Agreement, effective as of November 13, 2013, by and between the Registrant and Philip M. Fernandez.	S-1	10.13	December 23, 2013

10.14	Amendment to Management Retention Agreement, effective as of November 13, 2013, by and between the Registrant and Frederick A. Ball.	S-1	10.14	December 23, 2013

10.15	Offer Letter, dated August 14, 2014, by and between the Registrant and Steve Winter.	10-K	10.24	March 12, 2015

10.16	Management Retention Agreement, effective as of October 30, 2014, by and between the Registrant and Steve Winter.	10-K	10.25	March 12, 2015

21.1	List of subsidiaries of the Registrant.	Filed herewith

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	Filed herewith

Exhibit Number		Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1	*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101		The following materials from the Marketo, Inc. Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i)the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.	Filed herewith

*
The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.