Form 10-Q
period 2016-03-31
Marketo, Inc.
filed 2016-05-06
CIK 1490660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

There were 44,523,276 shares of the registrant’s Common Stock issued and outstanding as of April 29, 2016.

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

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

MARKETO, INC.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$94,703	$107,218
Accounts receivable, net	48,505	50,678
Prepaid expenses and other current assets	15,029	9,073
Total current assets	158,237	166,969
Property and equipment, net	24,273	21,323
Goodwill	29,201	29,201
Intangible assets, net	5,204	5,455
Other assets	3,052	2,130
Total assets	$219,967	$225,078

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,058	$4,265
Accrued expenses and other current liabilities	24,445	25,706
Deferred revenue	91,520	91,735
Current portion of credit facility	1,873	2,174
Total current liabilities	122,896	123,880
Credit facility, net of current portion	83	478
Deferred revenue, long-term	193	230
Other liabilities	3,818	2,722
Total liabilities	126,990	127,310

Commitments and contingencies (Note 8)

Redeemable non-controlling interests (Note 2 and Note 6)	4,425	4,643
Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	358,175	344,727
Accumulated other comprehensive loss	(46)	(274)
Accumulated deficit	(269,581)	(251,332)
Total stockholders’ equity	88,552	93,125
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$219,967	$225,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETO, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015

Revenue:
Subscription and support	$55,348	$40,100
Professional services and other	6,868	5,900
Total revenue	62,216	46,000
Cost of revenue:
Subscription and support	12,310	9,074
Professional services and other	9,068	7,337
Total cost of revenue	21,378	16,411
Gross profit:
Subscription and support	43,038	31,026
Professional services and other	(2,200)	(1,437)
Total gross profit	40,838	29,589
Operating expenses:
Research and development	11,001	9,695
Sales and marketing	37,113	30,032
General and administrative	10,872	8,782
Total operating expenses	58,986	48,509
Loss from operations	(18,148)	(18,920)
Other (expense) income, net	(137)	520
Loss before provision for income taxes	(18,285)	(18,400)
Provision for income taxes	402	212
Net loss	(18,687)	(18,612)
Net loss and adjustment attributable to redeemable non-controlling interests (Note 2)	264	454
Net loss attributable to Marketo	$(18,423)	$(18,158)

Net loss per share of common stock, basic and diluted	$(0.42)	$(0.44)
Shares used in computing net loss per share of common stock, basic and diluted	43,992	41,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETO, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015

Net loss	$(18,687)	$(18,612)
Other comprehensive loss:
Foreign currency translation adjustments	274	89
Total comprehensive loss	(18,413)	(18,523)
Net loss attributable to redeemable non-controlling interests (excluding adjustment to redeemable non-controlling interests)	438	454
Other comprehensive income attributable to redeemable non-controlling interests	(46)	(3)
Comprehensive loss attributable to Marketo	$(18,021)	$(18,072)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss:
Net loss attributable to Marketo	$(18,423)	$(18,158)
Net loss and adjustment attributable to redeemable non-controlling interests	(264)	(454)
Net loss	(18,687)	(18,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,980	2,879
Stock-based compensation expense	10,000	9,281
Deferred income taxes	84	187
Provision for allowance for doubtful accounts	104	248
Changes in operating assets and liabilities:
Accounts receivable	2,296	(3,027)
Prepaid expenses and other current assets	(5,541)	(4,170)
Other assets	(117)	(644)
Accounts payable	(159)	1,028
Accrued expenses and other current liabilities	(1,549)	(515)
Deferred revenue	(771)	4,694
Other liabilities	380	116
Net cash used in operating activities	(9,980)	(8,535)
Cash flows from investing activities:
Increase in restricted cash	(735)	(215)
Purchase of property and equipment	(4,587)	(4,092)
Capitalized software development	(601)	(521)
Net cash used in investing activities	(5,923)	(4,828)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	781	965
Proceeds from the issuance of common stock issued under the employee stock purchase plan	2,716	2,885
Investment from redeemable non-controlling interests	—	1,678
Withholding taxes remitted for the net share settlement of equity awards	(3)	(3)
Repayment of debt	(697)	(670)
Net cash provided by financing activities	2,797	4,855
Effect of foreign exchange rate changes on cash and cash equivalents	591	(368)
Net decrease in cash and cash equivalents	(12,515)	(8,876)
Cash and cash equivalents — beginning of period	107,218	112,644
Cash and cash equivalents — end of period	$94,703	$103,768
Supplemental disclosures of cash flow information:
Cash paid for interest	$25	$52
Cash paid for income taxes	90	29
Supplemental disclosure of noncash investing and financing activities:
Vesting of early exercise options	16	42
Unpaid and accrued fixed assets	1,218	262
Property and equipment acquired through tenant improvement allowance	594	65

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

Marketo is the provider of a leading cloud-based Engagement Marketing Platform that is purpose-built to enable organizations ranging from small and medium businesses (SMBs) to the world’s largest enterprises to engage in modern relationship marketing. The Company’s platform enables the effective execution, management and analytical measurement of online, social, mobile and offline marketing activities and customer interactions in today’s data-centric, multi-channel business environment. The Company has built a rich set of applications across ten categories that run on the Engagement Marketing Platform, as follows: Marketing Automation, Email Marketing, Mobile Engagement, Social Marketing, Digital Ads, Web Personalization, Marketing Analytics, Predictive Content, Marketing Calendar and Sales Insight. The Company generally offers its services on an annual subscription basis with quarterly or annual payment terms.

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

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year ending December 31, 2016. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (SEC). These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes presented in the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2016. There have been no material changes in the Company’s significant accounting policies from those that were disclosed in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015. Certain immaterial amounts in the prior period condensed consolidated statement of cash flows have been reclassified and disclosed to conform to the current period presentation.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes seven aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; (6) practical expedient — expected term (nonpublic only); and (7) intrinsic value (nonpublic only). The ASU is effective for fiscal years beginning after December 15, 2016 and interim periods within those years, and early adoption is permitted. The Company has elected not to early adopt. The Company is evaluating the impact of the updated guidance on the Company’s consolidated financial statements and related disclosures and has not selected a transition method.

In February 2016, the FASB issued ASU 2016-02, Leases, which, among other things, requires lessees to recognize most leases on-balance sheet. This will increase lessees’ reported assets and liabilities — in some cases very significantly. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes Topic 840, Leases. This ASU is effective for interim and annual periods beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company is evaluating the impact of the updated guidance on the Company’s consolidated financial statements and related disclosures and has not determined if it will early adopt.

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

2. Joint Venture

In February 2014, the Company entered into an agreement with SunBridge Corporation and Dentsu Digital Inc. (the successor entity to Dentsu eMarketing One K.K.) (collectively, the Investors) to engage in the investment, organization, management and operation of a Japanese subsidiary (Marketo KK) of the Company that is focused on the sale of the Company’s products and services in Japan. The Investors initially contributed approximately $2.0 million (200,000,000 Japanese Yen) in cash in exchange for 35.4% of the outstanding common stock of Marketo KK. Furthermore, under the agreement, the Company and the Investors agreed to subscribe to additional shares by contributing additional funding of approximately $2.0 million (237,480,955 Japanese Yen) and approximately $1.7 million (200,000,000 Japanese Yen), respectively, which occurred in March 2015. As of March 31, 2016, the Company and the Investors owned approximately 60.1% and 39.9% of the outstanding common stock in Marketo KK, respectively. See Note 6 for the activity in the redeemable non-controlling interests balance.

Twenty percent of the common stock held by the Investors may be callable by the Company or puttable by the Investors beginning on the seventh anniversary of the initial capital contribution by the Investors. This percentage increases to forty percent and one hundred percent on the eighth and tenth anniversary, respectively. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the relative revenues of Marketo KK and the Company and may be settled, at the Company’s discretion, with Company stock (with no limit on the shares that may be issued) or cash.  Additionally, the common stock held by the Investors may be callable or puttable following a change of control of the Company. The redeemable non-controlling interests in Marketo KK are classified outside of permanent equity in the Company’s unaudited condensed consolidated balance sheet as of March 31, 2016, primarily due to the put right available to the redeemable non-controlling interest holders in the future which may be settled in cash or common stock of the Company. The balance of the redeemable non-controlling interests is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings, or its estimated redemption value. Accordingly, at March 31, 2016 the Company adjusted the redeemable non-controlling interests to its expected redemption value, resulting in a $0.2 million reduction to additional paid-in-capital.

The following table reconciles net loss and adjustment attributable to redeemable non-controlling interests for periods indicated below (in thousands):

	Three Months Ended March 31,
	2016	2015

Net loss attributable to redeemable non-controlling interests (before adjustment to redeemable non-controlling interests)	$438	$454
Adjustment to redeemable non-controlling interests	(174)	—
Net loss and adjustment attributable to redeemable non-controlling interests	$264	$454

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

As of March 31, 2016 and December 31, 2015, financial assets measured at fair value on a recurring basis were comprised of money market funds and certificates of deposit included within cash and cash equivalents.

The fair value of these financial assets was determined using the following inputs for the periods presented:

	March 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$84,186	$—	$—	$93,108	$—	$—
Certificates of deposit	—	25	—	—	25	—
Total	$84,186	$25	$—	$93,108	$25	$—

4. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Cash	$10,492	$14,085
Cash equivalents:
Money market funds	84,186	93,108
Certificates of deposit	25	25
Total cash equivalents	84,211	93,133
Cash and cash equivalents	$94,703	$107,218

Accounts Receivable, Net

Accounts receivable, net consists of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Accounts receivable	$49,030	$51,235
Allowance for doubtful accounts	(525)	(557)
Accounts receivable, net	$48,505	$50,678

Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Computer equipment	$32,105	$28,159
Software	3,525	3,498
Office furniture	3,331	2,952
Leasehold improvements	8,267	7,120
Construction in progress	3,339	2,808
Total property and equipment	50,567	44,537
Less accumulated depreciation	(26,294)	(23,214)
Property and equipment, net	$24,273	$21,323

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)
Accrued bonuses, commissions and wages	$8,847	$12,343
Accrued ESPP	984	2,387
Accrued vacation	4,400	3,739
Accrued marketing expenses	5,787	1,289
Accrued other	4,427	5,948
Accrued expenses and other current liabilities	$24,445	$25,706

5. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	Weighted Average Remaining Useful Life	December 31, 2015	Weighted Average Remaining Useful Life
	(in thousands)	(in years)	(in thousands)	(in years)
Developed technology	$6,050	1.7	$6,050	1.9
Domain names	950	2.6	950	2.8
Customer relationships	1,600	0.7	1,600	0.8
Non-compete agreements	580	1.7	580	2.0
Capitalized software development costs	4,685	1.3	3,980	1.2
	13,865		13,160
Less accumulated amortization	(8,661)		(7,705)
Intangible assets, net	5,204		5,455
Goodwill	29,201		29,201
Goodwill and intangible assets, net	$34,405		$34,656

Amortization expense for the periods indicated below is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Amortization expense	$956	$736

Based on the carrying amount of intangible assets as of March 31, 2016, the estimated future amortization is as follows (in thousands):

	Nine Months Ending December 31,	Years Ending December 31,
	2016	2017	2018	2019	2020	Total
Developed Technology	$1,131	$1,407	$—	$—	$—	$2,538
Domain Names	134	100	100	29	—	363
Customer Relationships	178	—	—	—	—	178
Non-Compete Agreements	113	144	—	—	—	257
Capitalized Software Development Costs	1,089	673	106	—	—	1,868
Total	$2,645	$2,324	$206	$29	$—	$5,204

6. Stockholders’ Equity and Redeemable Non-controlling Interests

The following table summarizes the activity in stockholders’ equity and redeemable non-controlling interests for the period indicated below (in thousands):

	Total Stockholders’ Equity	Redeemable Non-controlling Interests

Balance as of December 31, 2015	$93,125	$4,643
Issuance of common stock upon exercise and early exercise of stock options	781	—
Issuance of common stock under employee stock purchase plan	2,716	—
Adjustment to redemption value	(174)	174
Vesting of early exercised options	16	—
Stock-based compensation expense	10,109	—
Net loss	(18,249)	(438)
Foreign currency translation adjustments	228	46
Balance as of March 31, 2016	$88,552	$4,425

For the three months ended March 31, 2016, the Company incurred $10.0 million of stock-based compensation expense and capitalized stock-based compensation expense of $0.1 million associated with the development of the Company’s internal-use software projects.

7. Credit Facility

In May 2012, the Company entered into a loan and security agreement with a bank related to an equipment facility providing the Company with an equipment line of up to $4.0 million. In June 2013, the Company entered into a first amendment to the loan and security agreement, which provided an additional line of credit for advances of up to $4.5 million. The interest rate associated with both lines of credit is the greater of 4% or three-quarters of a percentage point above the prime rate, as determined on the applicable funding date. For each equipment advance, the Company paid interest only for approximately nine months. Subsequently, the Company is obligated to make thirty-six equal monthly payments of principal and interest. The loan is secured by a security interest on substantially all of the Company’s assets, including the equipment purchased with the advances, and excludes the Company’s intellectual property. The loan and security agreement contains customary events of default and provides that during the existence of an event of default, interest on the obligations could be increased by 5%.

In May 2014, the Company entered into a second amendment to the loan and security agreement to amend various covenants. Under the second amendment the Company is required to maintain compliance with certain financial covenants, which include maintaining a minimum cash balance with the bank and various reporting covenants. As of March 31, 2016, the Company was in compliance with these covenants.  As of March 31, 2016 and December 31, 2015, the outstanding loan balance was $2.0 million and $2.7 million, respectively.

There were no material changes in the Company’s commitments under the outstanding loan balance, which was disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2015.

8. Commitments and Contingencies

Except as set forth below, there were no material changes in the Company’s commitments under contractual obligations, as disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2015.

In March 2016, the Company entered into a definitive lease agreement whereby the Company extended its current lease facilities in San Mateo through 2022 and expanded its office space by 33,779 square feet. The Company’s incremental future minimum lease payments under this extension are approximately $36.7 million, payable over seventy months. In conjunction with the amendment to the San Mateo lease agreement, the Company entered into a letter of credit of approximately $0.7 million with a bank as security for the amended lease agreement.

As of March 31, 2016, future minimum operating lease payments are as follows (in thousands):

Minimum Lease Payment
2016	$5,461
2017	8,642
2018	9,120
2019	8,861
2020	8,400
Thereafter	14,535
Total	$55,019

9. Stockholders’ Equity and Stock-Based Compensation

Common Stock Authorized and Outstanding

As of March 31, 2016, the Company was authorized to issue 1,000,000,000 common shares with a par value of $0.0001 per share and 20,000,000 convertible preferred shares with a par value of $0.0001 per share. As of March 31, 2016, the Company had approximately 44.4 million shares of common stock issued and outstanding.

Summary of Stock Option Activity

A summary of the Company’s stock option activity under all stock option plans and related information for three months ended March 31, 2016 is as follows:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)

Balance as of December 31, 2015	3,777	$13.55	6.61	$65,915
Granted	—	—
Exercised	(159)	4.92
Repurchased	—	—
Cancelled/forfeited	(135)	26.64
Balance as of March 31, 2016	3,483	$13.43	6.23	$37,107
Exercisable as of March 31, 2016	3,058	$10.23	6.01	$37,106
Vested and expected to vest as of March 31, 2016	3,406	$13.15	6.20	$36,764

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing price of $19.57 as of March 31, 2016 for options that were in-the-money as of that date.

Option awards generally vest over a four-year period, with 25% vesting one year from date of grant and monthly thereafter. Stock options granted under the Company’s 2006 Plan provided option holders with an early exercise provision, where in the event of termination any exercised and unvested shares are subject to repurchase by the Company at the original purchase price. This right of repurchase lapses as the option vests. Options exercisable as of March 31, 2016 include options that are exercisable prior to vesting.

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised are as follows (in thousands, except weighted average grant date fair value):

	Three Months Ended March 31,
	2016	2015
Weighted average grant date fair value of options granted	N/A	N/A
Total intrinsic value of options exercised (in thousands)	$2,180	$7,583

The total estimated grant date fair value of options vested during the three months ended March 31, 2016 was approximately $2.1 million.

Determining Fair Value of Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. During each of the three months ending March 31, 2016 and 2015, the Company granted no stock options to employees.

Restricted Stock Units

A summary of the Company’s Restricted Stock Units (RSUs) activity and related information for the three months ended March 31, 2016 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
	(in thousands)

Balance as of December 31, 2015	3,037	$32.84
RSUs Granted	1,109	15.59
RSUs Vested	(411)	37.21
RSUs Cancelled/Forfeited	(207)	30.13
Balance as of March 31, 2016	3,528	$27.07

RSUs are generally subject to a time-based vesting condition that ranges from 3 to 4 years.

The weighted average grant date fair value of RSUs granted and the total intrinsic value of RSUs that vested during the periods presented were as follows (in thousands, except weighted average grant date fair value):

	Three Months Ended March 31,
	2016	2015
Weighted average grant date fair value of RSUs granted	$15.59	$34.50
Total intrinsic value of vested RSUs (in thousands)	$6,124	$6,029

Market Stock Units

During the first quarter of 2015 and 2016 the Company granted market stock units (MSUs) to its executive officers under the Company’s 2013 Equity Incentive Plan. Each MSU award granted contains three separate tranches. The actual number of MSUs eligible to vest in each tranche is based on the performance of the Company’s stock price relative to the performance of the NASDAQ Composite Index over the vesting period of each tranche, which ranges from one to three years. MSU participants have the ability to receive up to 100% of the target number of shares in tranche 1 and 2 and up to 150% of the target number of shares in tranche 3.

A summary of the Company’s MSU activity and related information for the three months ended March 31, 2016 is as follows:

	Number of Shares Underlying MSUs	Weighted Average Grant Date Fair Value
	(in thousands)

Balance as of December 31, 2015	193	$37.53
MSUs Granted	220	9.67
MSUs Vested	(36)	27.30
MSUs Cancelled/Forfeited	(28)	27.30
Balance as of March 31, 2016	349	$21.82

The fair value of each MSU award is determined by multiplying the fair value per share by the underlying number of shares. The fair value per share was determined on the grant date using the Monte Carlo valuation methodology. The fair value per share for each MSU award granted during the three months ended March 31, 2016 by tranche were as follows:

Grant Date	MSUs Granted	Tranche 1	Tranche 2	Tranche 3	MSU FV
February 17, 2016	136,350	$1.36	$1.98	$6.30	$9.64
February 18, 2016	65,000	1.15	1.76	5.77	8.68
March 7, 2016	18,835	2.19	2.80	8.29	13.28

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

The fair value of the MSUs granted during the three months ended March 31, 2016 and 2015 were estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2016	2015
Expected term (in years)	3	3
Risk-free interest rate	0.86% - 1.05%	0.99%
Expected volatility	45%	39%
Expected dividend rate	0%	0%

The weighted average grant date fair value of MSUs granted and the total intrinsic value of MSUs that vested during the periods presented were as follows (in thousands, except weighted average grant date fair value):

	Three Months Ended March 31,
	2016	2015
Weighted average grant date fair value of MSUs granted	$9.67	$37.53
Total intrinsic value of vested MSUs (in thousands)	$540	$—

Employee Stock Purchase Plan

The assumptions used to value employee stock purchase rights under the Black-Scholes model during the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Expected term (in months)	6	6
Risk-free interest rate	0.42%	0.07%
Expected volatility	41%	39%
Expected dividend rate	0%	0%

During the first three months ended March 31, 2016, the Company issued approximately 0.2 million shares of common stock under the Company’s Employee Stock Purchase Plan (ESPP) with an average purchase price of $12.65 per share.

Stock Compensation Expense

The stock-based compensation expense included in operating results was allocated as follows (in thousands):

	Three Months Ended March 31,
	2016	2015

Cost of subscription and support revenue	$762	$619
Cost of professional services and other revenue	1,212	937
Research and development	1,805	2,316
Sales and marketing	3,074	2,802
General and administrative	3,147	2,607
Total stock-based compensation expense	$10,000	$9,281

For the three months ended March 31, 2016, the Company incurred expenses of $1.7 million for options, $7.1 million for RSUs, $0.8 million for MSUs and $0.5 million for ESPP shares. Additionally, the Company capitalized stock-based compensation expense of $0.1 million associated with the Company’s internal-use software projects.

As of March 31, 2016, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was as follows:

	March 31, 2016
	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)	(in years)
Stock options	$7,988	1.21
Restricted stock units and market stock units	70,585	2.95
Employee stock purchase plan	619	0.50
Total unrecognized stock-based compensation expense	$79,192	2.76

10. Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture as they are not deemed to be issued for accounting purposes. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, RSUs, MSUs and ESPP shares, to the extent they are dilutive.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock under the two-class method attributable to common stockholders:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share amounts)
Numerator:
Net loss attributable to Marketo	$(18,423)	$(18,158)
Denominator:
Weighted-average common shares outstanding	44,021	41,815
Less: Weighted-average unvested common shares subject to repurchase or forfeiture and shares held in escrow	(29)	(202)
Weighted-average shares used in computing net loss per share of common stock, basic and diluted	43,992	41,613
Net loss per share of common stock, basic and diluted	$(0.42)	$(0.44)

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

Additionally, since the Company was in a loss position for each of the periods presented, diluted net loss per share is the same as basic net loss per share for each period, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were excluded from the diluted per share calculation because they would have been anti-dilutive were as follows:

	As of March 31,
	2016	2015
	(in thousands)
Stock options to purchase common stock	3,483	4,969
Employee stock purchase plan	207	120
Common stock held in escrow	—	159
Common stock subject to repurchase	9	39
Restricted stock units and market stock units	3,877	3,359
	7,576	8,646

11. Income Taxes

For the three months ended March 31, 2016 and 2015, the Company recorded an expense for income taxes of approximately $0.4 million and $0.2 million, respectively, consisting primarily of foreign and state income taxes.

For the three months ended March 31, 2016 and 2015,  the provision for income taxes differed from the statutory amount primarily due to unbenefited federal, state, and certain foreign losses with minor offsets for certain state and foreign taxes currently payable. The Company realized no benefit for current year losses due to maintaining a full valuation allowance against the U.S. and certain foreign net deferred tax assets.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the U.S. federal and state and certain foreign net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets and certain foreign jurisdictions with net deferred tax assets as of March 31, 2016 and December 31, 2015. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the three months ended March 31, 2016, there have been no material changes to the total amount of unrecognized tax benefits.

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

Revenue

Revenue by geography is based on the shipping address of the customer. The following table presents the Company’s revenue by geographic region for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
United States	$51,859	$39,265
EMEA	4,586	3,152
Other	5,771	3,583
Total	$62,216	$46,000

No single customer accounted for more than 10% of the Company’s total revenue during the three months ended March 31, 2016 and 2015, respectively. No single customer accounted for more than 10% of accounts receivable as of March 31, 2016 and December 31, 2015.

Long-lived Assets

The following table sets forth the Company’s long-lived assets by geographic areas as of the periods presented:

	March 31,	December 31,
	2016	2015
	(in thousands)
United States	$22,513	$19,508
EMEA	409	327
Other	1,351	1,488
Total	$24,273	$21,323

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed on March 4, 2016. As discussed in the section above titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

Overview

We are the provider of a leading cloud-based Engagement Marketing Platform that is purpose-built to enable organizations ranging from small and medium businesses (SMBs) to the world’s largest enterprises to engage in modern relationship marketing. Our platform enables the effective execution, management and analytical measurement of online, social, mobile and offline marketing activities and customer interactions in today’s data-centric, multi-channel business environment. We have built a rich set of applications across ten categories that run on our Engagement Marketing Platform, as follows: Marketing Automation, Email Marketing, Mobile Engagement, Social Marketing, Digital Ads, Web Personalization, Marketing Analytics, Predictive Content, Marketing Calendar and Sales Insight.

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

Our Engagement Marketing Platform offers a unique blend of power and speed that is appealing to business to business (B2B) and business to consumer (B2C) customers across both large enterprises and SMBs. We market and sell our products directly and through select distribution partners. Our client base is diverse, with 4,615 customers as of March 31, 2016 across a wide range of industries including business services, consumer, financial services, healthcare, manufacturing, media, technology and telecommunications. During each of the three months ended March 31, 2016 and 2015, our 20 largest customers accounted for approximately 11% of our total revenue. The percentage of our subscription and support revenue from enterprise customers was 31% and 29% during the three months ended March 31, 2016 and 2015, respectively.

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

Our direct sales force has separate sales teams for the enterprise market and for the SMB market. Within our direct sales force, we also have a team that is responsible for selling to existing customers who may renew their subscriptions, increase their usage of our platform and applications, acquire additional applications from our product family, or broaden the deployment of our solutions across their organizations. In addition, we utilize distributors, agencies, resellers and OEMs, who resell or use our platform to provide managed marketing services to their end customers. To date, substantially all of our revenue has been derived from direct sales.

We provide our solutions on a subscription basis, and we generated total revenue of $62.2 million and $46.0 million for the three months ended March 31, 2016 and 2015, respectively. We derive most of our revenue from subscriptions to our cloud-based software and related customer support services. Subscription and support revenue accounted for 89% and 87% of our total revenue during each of the three months ended March 31, 2016 and 2015, respectively. We price our products based on various customer usage measures, including the number of records in each customer’s database and the number of user seats authorized to access our service. Our subscription contracts are typically one year in length, but can range from one year to three years in length.

Professional services and other revenue accounted for 11% and 13% of our total revenue during the three months ended March 31, 2016 and 2015, respectively.  Our solution is designed to be ready to use immediately upon provisioning of a new customer subscription. However, we believe that our customers’ success is enhanced by the effective use of marketing strategies performed with our software, which we foster primarily through the sale and delivery of expert services that educate our customers on the best use of our solutions as well as assist in the implementation of our solutions. In addition, some of our customers require services to support integrating their existing systems with our solutions. Enterprise customers typically exhibit a higher demand for all of these services. We also partner with third-party consulting organizations that provide similar services to our customers in connection with their use of our solutions. One of our strategies is to increase the amount of services delivered by such third-party consulting organizations, and we have had success growing the capabilities of our third-party partners. We expect to see our professional services revenue grow at a slightly slower rate than our subscription revenue and to not increase significantly as a percentage of total revenue.

We generate the majority of our revenue in the United States; however, we are focused on growing our international business. Revenue generated from our international customers was approximately 17% and 15% of our total revenue during the three months ended March 31, 2016 and 2015, respectively.

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

We had net losses attributable to Marketo of $18.4 million and $18.2 million for the three months ended March 31, 2016 and 2015, respectively, primarily due to increased investments in our current and projected future growth.

Since our inception, we financed our operations through cash collected from customers as well as preferred equity financings, our initial public offering (IPO) and concurrent private placement completed in May 2013, and our follow-on public offering completed in September 2013.  We also maintain a credit facility. As of March 31, 2016, we had outstanding borrowings of $2.0 million under this facility.

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

In addition, each year we typically participate in several key industry trade shows, including our own annual user conference, which typically occurs in the second quarter of the fiscal year. The timing of these events can vary from year to year, and the costs associated with these events typically have a significant effect on our sales and marketing expenses for the applicable quarter and cause our quarterly results and cash flows to fluctuate.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,
	2016	2015
Revenue:
Subscription and support	89.0%	87.2%
Professional services and other	11.0	12.8
Total revenue	100.0	100.0
Cost of revenue:
Subscription and support	19.8	19.7
Professional services and other	14.6	16.0
Total cost of revenue	34.4	35.7
Gross margin:
Subscription and support	69.2	67.4
Professional services and other	-3.5	-3.1
Total gross margin	65.6	64.3
Operating expenses:
Research and development	17.7	21.1
Sales and marketing	59.7	65.3
General and administrative	17.5	19.1
Total operating expenses	94.8	105.5
Loss from operations	-29.2	-41.1
Other income (expense), net	-0.2	1.1
Loss before provision for income taxes	-29.4	-40.0
Provision for income taxes	0.6	0.5
Net loss	-30.0	-40.5
Net loss attributable to redeemable non-controlling interests	0.4	1.0
Net loss attributable to Marketo	-29.6%	-39.5%

Percentages are based on actual values. Totals may not sum due to rounding.

Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change
Revenue:
Subscription and support	$55,348	$40,100	$15,248	38.0%
Professional services and other	6,868	5,900	968	16.4
Total revenue	$62,216	$46,000	$16,216	35.3%

Percentage of revenue:
Subscription and support	89.0%	87.2%
Professional services and other	11.0%	12.8%
Total	100.0%	100.0%

Total revenue increased $16.2 million or 35%, during the three months ended March 31, 2016 compared to the same period in 2015, due to the increase in subscription and support revenue of $15.2 million and an increase in professional services revenue of $1.0 million.

	Impact (in thousands)
Category	Three Months		Key Drivers
Subscription and support	h	$15,248

Increase in subscription and support revenue was primarily attributable to (1) growth in our total customer count and (2) growth in both usage rights (driven by higher use, consumption and/or database size of our products used by existing customers) and cross selling of additional products either during the term of their subscription or at the point of renewal of their subscription. Of the total increase in subscription and support revenue during the three months ended March 31, 2016, 67% was attributable to revenue from new customers acquired after March 31, 2015 and 33% was attributable to revenue from customers existing on or before March 31, 2015.

Professional services and other	h	$968	Increase in professional services revenue resulted from increased demand for services across our customer base, particularly enterprise customers who typically have a higher demand for our services.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change
Cost of revenue:
Subscription and support	$12,310	$9,074	$3,236	35.7%
Professional services and other	9,068	7,337	1,731	23.6
Total cost of revenue	$21,378	$16,411	$4,967	30.3%

Gross margin:
Subscription and support	77.8%	77.4%
Professional services and other	-32.0%	-24.4%
Total gross margin	65.6%	64.3%

Cost of subscription and support increased due to the following:

	Impact (in thousands)
Category	Three Months		Key Drivers
Personnel-related costs	h	$1,312

Increase in salary and benefits costs resulted from an increase in headcount directly associated with our cloud infrastructure, customer support and customer success organizations to support our existing and new customers and an increase in stock-based compensation, which reflects grants of additional equity awards to existing employees and of equity awards to new employees.

Depreciation and amortization	h	649

Increase in depreciation and amortization expense primarily reflected the expansion of network capacity at our U.S. based co-location data center facilities and amortization of capitalized software costs.

Equipment maintenance	h	577	Increase in equipment maintenance costs primarily related to the increase in asset additions in our co-location data center facilities
Hosting costs	h	216	Increase in hosting costs resulted from our increased use of our international managed hosting service provider due to increased customer count at our international locations.
Facilities and IT allocations	h	166	Increase in the allocation of facility and IT expenses was due principally to headcount growth in the subscription and support department and overall higher IT and facilities expenses.
Various other items	h	316	Increase was due to various other individually insignificant items.

Our subscription and support gross margin were 77.8% and 77.4% for the three months ended March 31, 2016 and 2015, respectively. Subscription and support gross margin remained relatively flat for each of these periods primarily due to increased subscription and support revenue being offset by increased cost of subscription and support. We expect subscription and support gross margins to remain relatively flat in the future.

Cost of professional services and other increased due to the following:

	Impact (in thousands)
Category	Three Months		Key Drivers
Personnel-related costs	h	$1,339

Increase in salary and benefit cost resulted from an increase in headcount as we continue to grow our professional services organization to support the increasing demand from our enterprise customers and an increase in stock-based compensation expenses from additional equity awards to new and existing employees.

Facilities and IT allocations	h	218	Increase in the allocation of facility and IT expenses was due principally to headcount growth in the professional services and other department and overall higher IT and facilities expenses.
Various other items	h	174	Increase was due to various other insignificant items.

Our professional services and other gross margin were (32.0)% and (24.4)% for the three months ended March 31, 2016 and 2015, respectively. The decrease in gross margin for the three months ended March 31, 2016, compared to the same period in 2015, primarily reflects an increase in personnel-related costs, as we hired additional non-billable administrative staff to support our growing professional services organization.

We expect gross margin for professional services to improve for the remainder of 2016 as we align capacity to support projected growth of our professional services business.  Our gross margin for professional services can also be impacted by any associated costs relating to the delivery of professional services, and the timing of significant expenditures.

Research and Development

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change
Research and development	$11,001	$9,695	$1,306	13.5%
Percentage of total revenue	17.7%	21.1%

Research and development expenses increased due to the following:

	Impact (in thousands)
Category	Three Months		Key Drivers
Personnel-related costs	h	$529

Increase in salary and benefits costs was primarily driven by the increase in headcount to support the enhancement of our existing products and the development of new products, partially offset by a decrease in stock-based compensation due to the vesting of performance-based RSUs tied to product milestones during the prior year.

Capitalized software	h	449	Decrease in capitalized personnel-related costs for software development was primarily due to larger capitalizable projects in Q1 2015 to Q1 2016.
Facilities and IT allocations	h	370	Increase in the allocation of facility and IT expenses was due principally to headcount growth in the research and development department and overall higher IT and facilities expenses.
Various other items	i	(42)	Decrease was due to various other insignificant items.

We believe that continued investment in our technology is important for our future growth, and, as a result, we expect research and development expenses to continue to increase in absolute dollars but may fluctuate as a percentage of revenue.

Sales and Marketing

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change
Sales and marketing	$37,113	$30,032	$7,081	23.6%
Percentage of total revenue	59.7%	65.3%

Sales and marketing expenses increased due to the following:

	Impact (in thousands)
Category	Three Months		Key Drivers
Personnel-related costs	h	$5,046

Increase in salary and benefit costs was primarily driven by an increase in headcount for our sales, marketing and business development employees and executives and an increase in stock-based compensation expenses from additional equity awards to new and existing employees.

Travel and entertainment	h	1,034	Increase in travel costs reflected the expansion of our enterprise sales efforts and increased international sales and marketing efforts.
Facilities and IT allocations	h	891	Increase in the allocation of facility and IT expenses was due principally to headcount growth in the sales and marketing department and overall higher IT and facilities expenses.
Commissions	h	740	Increase in commission expense primarily reflected an increase in new customer acquisitions and increased subscription services to existing customers.
Marketing programs	i	(821)

Decrease in marketing costs was due primarily to a planned effort to improve efficency in marketing spend through a shift in the mix of programs in the current period and greater leverage of sales and partner teams to help drive demand.

Various other items	h	191	Increase was due to various other insignificant items.

We expect sales and marketing expenses to increase in absolute dollars and remain our largest expense in absolute dollars, but may fluctuate as a percentage of revenue.

General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change
General and administrative	$10,872	$8,782	$2,090	23.8%
Percentage of total revenue	17.5%	19.1%

General and administrative expenses increased due to the following:

	Impact (in thousands)
Category	Three Months		Key Drivers
Personnel-related costs	h	$2,013

Increase in salary, recruiting, and benefit costs was primarily driven by an increase in headcount for our administrative, legal, human resources, finance and accounting departments and an increase in stock-based compensation expenses from additional equity awards to new and existing employees.

Various other items	h	77	Increase was due to various other insignificant items.

We expect that our general and administrative expenses will increase in absolute dollars as we continue to expand our business and infrastructure to support being a public company, but may fluctuate as a percentage of revenue in the future.

Other (Expense) Income, net

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change
Other (expense) income, net	$(137)	$520	$(657)	126.3%
Percentage of total revenue	-0.2%	1.1%

Other (expense) income, net increased due to the following:

	Impact (in thousands)
Category	Three Months		Key Drivers
Foreign exchange gain (loss)	i	$(746)

The change in foreign exchange gain (loss) was primarily due to the strengthening of the U.S. dollar against the Euro during the quarter ended March 31, 2015 resulting in gains, versus the U.S. dollar weakening against other foreign currencies during the quarter ended March 31, 2016, resulting in losses.

Various other items	h	89	Increase was due to various other insignificant items.

Provision for Income Taxes

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change
Provision for income taxes	$402	$212	$190	89.6%
Percentage of total revenue	0.6%	0.5%

For the three months ended March 31, 2016 and 2015, the Company recorded an expense for income taxes of approximately $0.4 million and $0.2 million, respectively, consisting primarily of foreign and state income taxes. We expect our income tax expense in our foreign jurisdictions to increase for the remainder of 2016.

Net Loss and Adjustment Attributable to Redeemable Non-Controlling Interests

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change
Net loss attributable to non-controlling interests	$264	$454	$(190)	41.9%
Percentage of total revenue	0.4%	1.0%

Net loss and adjustment attributable to redeemable non-controlling interests fluctuated due to the following:

	Impact (in thousands)
Category	Three Months		Key Drivers
Net loss attributable to non-controlling interests	i	$(16)	Decrease in net loss attributable to redeemable non-controlling interests related to the overall decrease in net losses in Marketo KK.
Adjustment to non-controlling interests	i	(174)	Increase in adjustment to non-controlling interests was primarily due to the excess of the estimated redemption value over the carrying value of the non- controlling interest balance.

Liquidity and Capital Resources

To date, we have financed our operations through cash collected from customers as well as preferred equity financings, our IPO and concurrent private placement completed in May 2013, and our follow-on public offering completed in September 2013.  We also maintain a credit facility. As of March 31, 2016 and December 31, 2015, we had cash and cash equivalents of $94.7 million and $107.2 million, respectively, most of which was held in money market accounts.

In May 2012, we entered into a loan and security agreement with a bank related to a credit facility providing us with an equipment line of up to $4.0 million. In June 2013, we entered into a first amendment to the loan and security agreement, which provided an additional line of credit for advances of up to $4.5 million. The interest rate associated with both lines of credit is the greater of 4% or three-quarters of a percentage point above the bank’s prime rate, as determined on the applicable funding date. For each equipment loan advance, we paid interest only for approximately nine months. Subsequently, we make thirty-six equal monthly payments of principal and interest. In May 2014 we entered into a second amendment to revise the existing covenants associated with this facility.  As of March 31, 2016, we were in compliance with these revised covenants. As of March 31, 2016 and December 31, 2015, the outstanding loan balance was $2.0 million and $2.7 million, respectively. See Note 7 - Credit Facility to our Condensed Consolidated Financial Statements for a discussion of our credit facility.

A substantial source of our cash flow from operating activities results from changes in our deferred revenue balance, which is included on our unaudited condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billed fees for our software subscriptions and professional services and is amortized into revenue in accordance with our revenue recognition policy. As of March 31, 2016 and December 31, 2015, we had working capital of $35.3 million and $43.1 million, respectively, which included $91.5 million and $91.7 million of deferred revenue recorded as a current liability, respectively. The decrease in our working capital at March 31, 2016 was primarily due to our net cash used in operating activities and our total capital expenditures, partially offset by proceeds received for common stock issued upon exercise of stock options and under our employee stock purchase plan.

We assess our liquidity primarily through our cash on hand as well as the projected timing of billings under contract with our customers and related collection cycles. We believe our current cash and cash equivalents, and cash to be received from existing and new customers will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

As of March 31, 2016, we held an aggregate of $84.6 million and $10.1 million in cash and cash equivalents in the United States and our foreign subsidiaries, respectively. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

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

The table below provides selected cash flow information for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(9,980)	$(8,535)
Net cash used in investing activities	(5,923)	(4,828)
Net cash provided by financing activities	2,797	4,855
Net decrease in cash and cash equivalents, net of impact of foreign exchange rates on cash	(12,515)	(8,876)

Net Cash Used In Operating Activities

Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers and size of customers using our cloud-based solutions and services, and the amount and timing of customer receipts and vendor payments. Cash used in operating activities has historically come from a net loss driven by sales of subscriptions to our solutions and adjusted for non-cash expense items, such as depreciation of property and equipment and amortization of stock-based compensation and acquired intangible assets. The percentage of customers that pay quarterly rather than annually changes every quarter. The percentage of customers who pay us quarterly has a material impact on our net cash used in operating activities.

Three Months Ended March 31, 2016

Factor	Impact (in millions)		Key Drivers
Net loss	i	$(18.7)	Cash used in operating activities during the first three months of 2016 primarily reflected our net loss.
Depreciation and amortization	h	4.0	Add back of non-cash depreciation and amortization expense.
Stock-based compensation	h	10.0	Add back of non-cash stock-based compensation expense.
Deferred revenue	i	(0.8)	Decrease in deferred revenue, resulting primarily from a decrease of billings during the period and a decrease in annual mix of billings.
Accounts receivable	h	2.3	Decrease in accounts receivable primarily reflects the timing of billings and lower level of billings during the period.
Accrued expenses and other current liabilities	i	(1.5)	Decrease in accrued expenses and other current liabilities primarily reflects a decrease in accrued bonuses, commissions and vacation payable.
Prepaid and other current assets	i	(5.5)

Increase in prepaid expenses and other current assets primarily reflected prepaid costs related to amounts paid for the Company’s annual user conference, annual subscription software services, prepaid maintenance contracts, prepaid insurance and receivables for tenant improvement allowances related to renovations at our facilities.

Various other items	h	0.3	Increase is due to various other insignificant items.

Three Months Ended March 31, 2015

Factor	Impact (in millions)		Key Drivers
Net loss	i	$(18.6)	Cash used in operating activities during the first quarter of 2015 primarily reflected our net loss.
Depreciation and amortization	h	2.9	Add back of non-cash depreciation and amortization expense.
Stock-based compensation	h	9.3	Add back of non-cash stock-based compensation expense.
Deferred revenue	h	4.7

Increase in deferred revenue, resulting primarily from the addition of new customers invoiced during the period and to a lesser extent, cross selling of additional products and increased usage of existing products to existing customers.

Accounts receivable	i	(3.0)

Increase in accounts receivable primarily reflects the timing of billings and an increase in days sales outstanding from 63 days sales outstanding during the fourth quarter of 2014 to 72 days sales outstanding in the first quarter of 2015.

Prepaid expenses and other current assets	i	(4.2)

Increase to prepaid expenses and other current asset reflects an increase in prepaid costs related to our annual user summit which occurred in April 2015 and to a lesser extent, increase in amounts paid for annual subscription software services.

Various other items	h	0.4	Increase is due to various other insignificant items.

Net Cash Used in Investing Activities

Three Months Ended March 31, 2016

Factor	Impact (in millions)		Key Drivers
Purchases of property and equipment	i	$(4.6)

Cash outflows for purchases of property and equipment. Our increase in property and equipment was associated with an increase in network equipment in our co-location data center facilities as we continue to expand capacity, as well as computer equipment and software, leasehold improvements and furniture and fixtures for supporting activities related to general growth in our business.

Capitalized software development	i	(0.6)	Cash outflows for software development projects.
Restricted cash	i	(0.7)	Decrease is due to a letter of credit related to the San Mateo lease renewal agreement.

Three Months Ended March 31, 2015

Factor	Impact (in millions)		Key Drivers
Purchases of property and equipment	i	$(4.1)

Cash outflows for purchases of property and equipment. Our increase in property and equipment was associated with an increase in network equipment in our co-location data center facilities as we continue to expand capacity, as well as computer equipment, furniture and fixtures and leasehold improvements for supporting activities related to general growth in our business.

Capitalized software development	i	(0.5)	Cash outflows for software development projects.
Various other items	i	(0.2)	Decrease is due to various other insignificant items.

Net Cash Provided By Financing Activities

Three Months Ended March 31, 2016

Factor	Impact (in millions)		Key Drivers
Employee stock purchase plan	h	$2.7	Cash proceeds from the issuance of common stock under our employee stock purchase plan.
Stock option exercises	h	0.8	Cash proceeds received from the issuance of common stock upon the exercise of stock options.
Debt repayments	i	(0.7)	Cash outflows related to principal repayments under our credit facility.

Three Months Ended March 31, 2015

Factor	Impact (in millions)		Key Drivers
Employee stock purchase plan	h	$2.9	Cash proceeds from the issuance of common stock under our employee stock purchase plan.
Stock option exercises	h	1.0	Cash proceeds received from the issuance of common stock upon the exercise of stock options.
Joint venture proceeds	h	1.7	Cash inflows from investment proceeds received from our redeemable non-controlling interest holders in our Japan joint venture.
Debt repayments	i	(0.7)	Cash outflows related to principal repayments under our credit facility.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting policies and estimates during the first three months of 2016 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes seven aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; (6) practical expedient — expected term (nonpublic only); and (7) intrinsic value (nonpublic only). The ASU is effective for fiscal years beginning after December 15, 2016 and interim periods within those years and early adoption is permitted. We have elected not to early adopt. We are evaluating the impact of the updated guidance on our consolidated financial statements and related disclosures and have not selected a transition method.

In February 2016, the FASB issued ASU 2016-02, Leases, which, among other things, requires lessees to recognize most leases on-balance sheet. This will increase lessees’ reported assets and liabilities — in some cases very significantly. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes Topic 840, Leases. This ASU is effective for interim and annual periods beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. We are evaluating the impact of the updated guidance on our consolidated financial statements and related disclosures and have not determined if we will early adopt.

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

Contractual Obligations and Commitments

Our primary contractual obligations are from our operating leases, a credit facility and other contractual commitments. See Note 7 - Credit Facility to our condensed consolidated financial statements for a discussion of our credit facility. Except as set forth below, there were no material changes in our commitments under contractual obligations, as disclosed in our audited consolidated financial statements for the year ended December 31, 2015.

In March 2016, we entered into a definitive lease agreement whereby we extended our current lease facilities in San Mateo through 2022 and expanded our office space by approximately 33,779 square feet. Our future incremental minimum lease payments under this extension are approximately $36.7 million, payable over seventy months. In conjunction with the amendment to the San Mateo lease agreement, we entered into a letter of credit of approximately $0.7 million with a bank as security for the amended lease agreement.

As of March 31, 2016, future minimum operating lease payments are as follows (in thousands):

Minimum Lease Payment
2016	$5,461
2017	8,642
2018	9,120
2019	8,861
2020	8,400
Thereafter	14,535
Total	$55,019

Off-Balance Sheet Arrangements

During the three months ended March 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. As a result, we recognize foreign currency gains or losses from time to time related to these transactions. We recognized foreign currency losses of approximately $0.2 million and foreign currency gains of approximately $0.6 million for the three months ended March 31, 2016 and 2015, respectively. A 10% increase or decrease in the U.S. dollar exchange rate relative to any other currency would not have a material impact on our revenue or operating results.

Interest Rate Sensitivity

We have a credit facility with outstanding equipment advances of approximately $2.0 million and $2.7 million as of March 31, 2016 and December 31, 2015, respectively. The interest rate associated with this facility is the greater of 4% or three quarters of a percentage point above the prime rate. A one percent increase in the prime rate would not have an impact on our operating results as the greater of the two rates is 4%, and we would still pay interest of 4%. A 10% increase or decrease in interest rates would not result in a material change in either our obligations under this facility or in the returns on our cash and cash equivalents.

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

We generated net losses attributable to Marketo of $71.5 million, $54.3 million, and $47.4 million in 2015, 2014, and 2013, respectively and $18.4 million for the three months ended March 31, 2016. As of March 31, 2016, we had an accumulated deficit of $269.6 million. We will need to generate and sustain increased revenue levels in future periods in order to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our marketing and sales operations, develop and enhance our solutions, meet the compliance requirements associated with our operation as a public company, expand our data center infrastructure and services capabilities and expand into new markets. Historically, we also have experienced negative gross margins on our professional services, which are expected to continue to be negative. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

The competition we face in the sales of our solutions can put pressure on us to reduce our prices. Certain of our competitors, including large software vendors, sometimes offer marketing software at a discount or bundled together with their existing suite of solutions at little or no additional cost to customers. Our competitors’ financial resources may allow them to execute these pricing strategies even though they may have a negative impact on their financial results. To the extent that these competitors continue to implement these pricing strategies, we may need to lower prices or offer other favorable terms in order to compete successfully. This could reduce our margins and could adversely affect operating results.

In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, Oracle acquired our competitor Eloqua in 2012 and Responsys in 2014; ExactTarget acquired our competitor Pardot in 2012 and salesforce.com subsequently acquired ExactTarget in July 2013. Other companies such as Adobe and IBM have also acquired companies in the marketing automation and/or social marketing and related spaces. These acquisitions have resulted in fewer but larger companies with whom we compete for customers. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distribution and technology partners or other parties with whom we have relationships, thereby limiting our ability to promote and implement our solutions. We may not be able to compete successfully against current or future competitors, and competitive pressures may harm our business, operating results and financial condition.

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

As of March 31, 2016, a significant percentage of our customers continued to integrate our solutions with certain capabilities of salesforce.com using publicly available application programming interfaces (APIs). In general, we rely on the fact that salesforce.com continues to allow us access to its APIs to enable these customer integrations. Certain of our services that integrate with salesforce.com are subject to the standard terms and conditions for application developers of salesforce.com, which govern the distribution, operation and fees of applications on the salesforce.com platform, and which are subject to change by salesforce.com from time to time. In addition, certain of our services that integrate with salesforce.com are subject to a negotiated contract. If, in the future, we are unable to integrate our services with salesforce.com or the pricing or other business or technical terms of the integrations change, our business and results of operations could suffer.

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

From 2013 to 2015, our annual revenue grew from $95.9 million to $209.9 million. For the three months ended March 31, 2016, our revenue grew to $62.2 million from $46.0 million during the prior period. We expect that even if our revenue continues to increase in the future, our revenue growth rate will decline. We believe growth of our revenue depends on a number of factors, including our ability to:

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

Currently, a majority of our revenue is derived from companies in the B2B market and a significant portion is derived from customers in the technology industry. An important part of our strategy, however, is to further penetrate the B2C market and vertical industries outside of the technology industry, such as healthcare and financial services. We have less experience in this market and these industries, and expanding into them may require us to develop additional features for our products, expand our expertise in certain areas, and add sales and support personnel possessing familiarity with this market and the relevant vertical industries. In addition, B2C customers may have greater usage requirements during their peak selling seasons which could put pressure on our systems and infrastructure and require us to expand these systems and infrastructure to meet increased demand. As a result of these and other factors, our efforts to expand further into the B2C market and into additional vertical industries may be expensive, may not succeed and may harm our revenue growth and operating results.

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

Our success and future growth depend upon the continued services of our management team, including Phillip M. Fernandez, our Chairman and Chief Executive Officer, and other key employees in the areas of research and development, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. We also are dependent on the continued service of our existing software engineers because of the complexity of our solutions. In the United States, we may generally terminate any employee’s employment at any time, with or without cause, and globally, any employee may resign at any time, with or without cause. In addition, our executive officers and certain other management-level employees benefit from management retention agreements and/or a change in control acceleration policy in which an involuntary termination by us without cause or a voluntary termination by the employee for good reason, as such terms are defined in the agreements and policy, in connection with or one year after a change of control transaction, will result in severance pay and/or acceleration of equity vesting for the individual, which would increase the cost to us of any such departure. We do not maintain key man life insurance on any of our employees. The loss of one or more of our key employees could harm our business.

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

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to perfect our rights, enforce our rights or if we do not detect unauthorized use of our intellectual property. Any of our patents, copyrights, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. We have issued patents and patent applications pending in the United States. However, our issued patents may not provide us with competitive advantages, or may be successfully challenged by third parties. In addition, we may be unable to obtain patent protection for the technology covered in our patent applications. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some contract provisions protecting against unauthorized use, copying, transfer and disclosure of our products may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase.

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

In addition, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 establishes certain requirements for senders of commercial email messages, such as providing recipients with the ability to opt out of receiving future commercial emails from the sender. The ability of our customers’ message recipients to opt out of receiving commercial emails may minimize the effectiveness of the email components of our marketing solutions. The Telephone Consumer Protection Act allows companies to send some types of commercial text messages only when the recipient has opted into the receipt of such text messages. In addition, certain states and foreign jurisdictions, such as Australia, Canada and the European Union, have enacted laws that regulate sending email, and some of these laws are more restrictive than those of the United States. For example, Canada’s Anti-Spam Legislation prohibits sending unsolicited email unless the recipient has provided the sender advance consent to receipt of such email, or in other words has “opted-in” to receiving it. A requirement that recipients opt into, or the ability of recipients to opt out of, receiving commercial emails and texts may minimize the effectiveness of our solutions.

With regard to data transfers of personal data from our European employees and customers to the United States, we have historically relied primarily on our adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established means for legitimizing the transfer of personal data by U.S. companies doing business in Europe from the European Economic Area (EEA), to the United States As a result of the October 6, 2015 European Union Court of Justice (ECJ), opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) (the “ECJ Ruling”), the U.S.-EU Safe Harbor Framework was deemed an invalid method of compliance with restrictions set forth in EU Directive 95/46/EC (and member states’ implementations thereof) regarding the transfer of personal data outside of the EEA. In light of the ECJ Ruling, we have provided alternative solutions to legitimize our transfers of personal data from the EEA to the United States. However, these alternative solutions may be challenged or deemed insufficient, whether as a result of future ECJ rulings, changes in EU Directive 95/46/EC (and member states’ implementations thereof), successor EU data protection regulations, or otherwise, and we may experience reluctance or refusal by European customers to use our solutions due to potential risk exposure as a result of the ECJ Ruling. We and our customers may face a risk of enforcement actions taken by EU data protection authorities until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under an alternative government-sponsored alternative to the U.S.-EU Safe Harbor Framework. The European Union and United States reached political agreement on February 2, 2016, regarding the U.S.-EU Privacy Shield, a potential means to legitimize data transfers from the European Union to the United States, but it is unclear whether or when it will go into effect, and there can be no assurance that we will be able to implement the U.S.-EU Privacy Shield or that it will be appropriate for our purposes.

The foregoing legislation and regulations are dynamic and change frequently, with new legislation and regulations proposed and adopted frequently, and legislation and regulations subject to invalidation or new or changed interpretation. For example, the European Commission recently adopted a general data protection regulation, effective May 2018, that will supersede current EU data protection legislation, impose more stringent EU data protection requirements, and provide for greater penalties for noncompliance. In addition, United States, state and foreign jurisdictions are considering and may in the future enact legislation or laws restricting marketing activities in mobile, social and web channels. Any of the foregoing existing or future restrictions could require us to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers, or increase our operating costs or otherwise harm our business. We may be unable to pass along those costs to our clients in the form of increased subscription fees.

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

Generally accepted accounting principles (“GAAP”) in the United States are subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. Accounting for revenue from sales of subscriptions to software is particularly complex, is often the subject of intense scrutiny by the SEC, and will evolve as the FASB continues to consider applicable accounting standards in this area.

For example, the FASB is currently working together with the International Accounting Standards Board to converge certain accounting principles and facilitate more comparable financial reporting between companies that are required to follow U.S. GAAP and those that are required to follow International Financial Reporting Standards. In connection with this initiative, the FASB issued a new accounting standard for revenue recognition in May 2014—Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”—that supersedes nearly all existing U.S. GAAP revenue recognition guidance. Although we are currently in the process of evaluating the impact of ASU 2014-09 on our consolidated financial statements, it could change the way we account for the costs to obtain or fulfill a contract with a customer or for certain of our sales transactions. Adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption.

In addition, certain factors have in the past and may in the future cause us to defer recognition for subscription fees. For example, the inclusion in our customer contracts of material non-standard terms, such as acceptance criteria, could require the deferral of subscription revenue. To the extent that such contracts become more prevalent in the future our revenue may be adversely affected.

Because of these factors and other specific requirements under U.S. GAAP for revenue recognition, we must have very precise terms in our arrangements in order to recognize revenue when we initially deliver our hosting services or perform our professional services. Negotiation of mutually acceptable terms and conditions can extend our sales cycle, and we may accept terms and conditions that do not permit revenue recognition at the time of delivery.

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

Our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially own a significant portion of our common stock outstanding as of March 31, 2016. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

In addition, certain holders of our common stock as of March 31, 2016 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

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

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                   Default Upon Senior Securities

None.

Item 4.                   Mine Safety Disclosures

Not applicable.

Item 5.                   Other Information

None.

Item 6.                   Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT

INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

3.1	Certificate of Incorporation of the Company filed May 22, 2013.	10-Q	3.1	August 9, 2013

3.2	Bylaws of the Company dated May 22, 2013.	10-Q	3.2	August 9, 2013

10.1	Management Retention Agreement, effective as of March 7, 2016, by and between the Registrant and Brian Kinion.	Filed herewith

10.2	Offer Letter, dated May 31, 2013, by and between the Registrant and Brian Kinion.	Filed herewith

10.3	Separation Agreement, dated March 7, 2016, by and between the Registrant and Bill Binch.	8-K	10.1	March 7, 2016

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101

The following materials from the Marketo, Inc. Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i)the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marketo, Inc.

Date: May 6, 2016	By:	/s/ Brian K. Kinion

Brian K. Kinion

Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)