Form 10-Q
period 2016-06-30
Marketo, Inc.
filed 2016-08-03
CIK 1490660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

There were 45,124,996 shares of the registrant’s Common Stock issued and outstanding as of July 27, 2016.

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

•                  the estimates and estimate methodologies used in preparing our consolidated financial statements; and

•                  the future trading prices of our common stock and the impact of securities analysts’ reports on these prices; and

•                  our pending merger discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Pending Merger.”

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

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

MARKETO, INC.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$99,504	$107,218
Accounts receivable, net	61,992	50,678
Prepaid expenses and other current assets	8,502	9,073
Total current assets	169,998	166,969
Property and equipment, net	24,795	21,323
Goodwill	29,201	29,201
Intangible assets, net	4,978	5,455
Other assets	2,960	2,130
Total assets	$231,932	$225,078

LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,318	$4,265
Accrued expenses and other current liabilities	25,177	25,706
Deferred revenue	102,604	91,735
Current portion of credit facility	1,383	2,174
Total current liabilities	136,482	123,880
Credit facility, net of current portion	—	478
Deferred revenue, long-term	156	230
Other liabilities	4,602	2,722
Total liabilities	141,240	127,310

Commitments and contingencies (Note 8)

Redeemable non-controlling interests (Note 2 and Note 6)	9,888	4,643
Stockholders’ equity:
Common stock	5	4
Additional paid-in capital	365,158	344,727
Accumulated other comprehensive income (loss)	77	(274)
Accumulated deficit	(284,436)	(251,332)
Total stockholders’ equity	80,804	93,125
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$231,932	$225,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETO, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue:
Subscription and support	$57,682	$43,757	$113,030	$83,857
Professional services and other	8,313	6,923	15,181	12,823
Total revenue	65,995	50,680	128,211	96,680
Cost of revenue:
Subscription and support	12,178	9,770	24,488	18,844
Professional services and other	9,058	8,177	18,126	15,514
Total cost of revenue	21,236	17,947	42,614	34,358
Gross profit:
Subscription and support	45,504	33,987	88,542	65,013
Professional services and other	(745)	(1,254)	(2,945)	(2,691)
Total gross profit	44,759	32,733	85,597	62,322
Operating expenses:
Research and development	10,178	9,168	21,179	18,863
Sales and marketing	35,096	32,055	72,209	62,087
General and administrative	14,445	8,960	25,317	17,742
Total operating expenses	59,719	50,183	118,705	98,692
Loss from operations	(14,960)	(17,450)	(33,108)	(36,370)
Other income (expense), net	51	97	(86)	617
Loss before provision for income taxes	(14,909)	(17,353)	(33,194)	(35,753)
Provision for income taxes	405	100	807	312
Net loss	(15,314)	(17,453)	(34,001)	(36,065)
Net loss and adjustment attributable to redeemable non-controlling interests (Note 2)	(5,445)	(497)	(5,181)	(43)
Net loss attributable to Marketo	$(20,759)	$(17,950)	$(39,182)	$(36,108)

Net loss per share of common stock, basic and diluted	$(0.46)	$(0.43)	$(0.88)	$(0.86)
Shares used in computing net loss per share of common stock, basic and diluted	44,694	42,163	44,343	41,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETO, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net loss	$(15,314)	$(17,453)	$(34,001)	$(36,065)
Other comprehensive income (loss):
Foreign currency translation adjustments	141	(164)	415	(74)
Total comprehensive loss	(15,173)	(17,617)	(33,586)	(36,139)
Net loss attributable to redeemable non-controlling interests (excluding adjustment to redeemable non-controlling interests)	459	415	897	869
Other comprehensive (income) loss attributable to redeemable non-controlling interests	(18)	45	(64)	42
Comprehensive loss attributable to Marketo	$(14,732)	$(17,157)	$(32,753)	$(35,228)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETO, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss:
Net loss attributable to Marketo	$(39,182)	$(36,108)
Net loss and adjustment attributable to redeemable non-controlling interests	5,181	43
Net loss	(34,001)	(36,065)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,926	6,285
Stock-based compensation expense	20,138	19,007
Deferred income taxes	(136)	247
Provision for allowance for doubtful accounts	613	236
Loss on disposal of fixed assets	9	—
Changes in operating assets and liabilities:
Accounts receivable	(11,577)	(8,478)
Prepaid expenses and other current assets	1,531	(2,019)
Other assets	25	(861)
Accounts payable	1,600	2,188
Accrued expenses and other current liabilities	(1,682)	2,532
Deferred revenue	10,002	18,283
Other liabilities	787	77
Net cash (used in) provided by operating activities	(4,765)	1,432
Cash flows from investing activities:
Increase in restricted cash	(735)	(215)
Purchase of property and equipment	(6,770)	(8,324)
Capitalized software development	(1,149)	(772)
Net cash used in investing activities	(8,654)	(9,311)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	3,488	3,018
Proceeds from the issuance of common stock issued under the employee stock purchase plan	2,716	2,885
Investment from redeemable non-controlling interests	—	1,678
Repurchase of unvested common stock from terminated employees	—	(32)
Withholding taxes remitted for the net share settlement of equity awards	(65)	(74)
Repayment of debt	(1,270)	(1,346)
Net cash provided by financing activities	4,869	6,129
Effect of foreign exchange rate changes on cash and cash equivalents	836	(449)
Net decrease in cash and cash equivalents	(7,714)	(2,199)
Cash and cash equivalents — beginning of period	107,218	112,644
Cash and cash equivalents — end of period	$99,504	$110,445
Supplemental disclosures of cash flow information:
Cash paid for interest	$42	$97
Cash paid for income taxes	590	116
Supplemental disclosure of noncash investing and financing activities:
Vesting of early exercise options	34	82
Unpaid and accrued fixed assets	2,573	1,252
Property and equipment acquired through tenant improvement allowance	1,146	211

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

Pending Merger

On May 27, 2016, Marketo entered into an Agreement and Plan of Merger (Merger Agreement) with Milestone Holdco, LLC, a Delaware limited liability company (Parent), and Milestone Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (Merger Sub), providing for the merger of Merger Sub with and into the Company (the Merger), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of Vista Equity Partners Fund VI, L.P., a Delaware limited partnership (Vista).  Parent will acquire all outstanding shares of Marketo common stock for a total value of approximately $1.79 billion.

Consummation of the Merger is subject to customary closing conditions, including, but not limited to, the: (i) requisite approvals by the Company’s stockholders; (ii) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act); and (iii) absence of any law or order restraining, enjoining or otherwise prohibiting the Merger. On June 22, 2016, the U.S. Federal Trade Commission notified Marketo that early termination of the waiting period under the HSR Act was granted, effective immediately. On July 28, 2016, Marketo held a special meeting of stockholders (the Special Meeting) at Marketo’s principal executive offices in San Mateo, CA to vote on the proposals described in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on June 29, 2016 and first mailed to Marketo’s stockholders on June 29, 2016. At the Special Meeting, stockholders approved the proposal to adopt the Merger Agreement.

The Company and Vista Funds currently anticipate the closing of the transaction to occur in the third calendar quarter of 2016.

The Company has recorded $4.0 milllion of transaction costs related to this transaction in the three and six months ended June 30, 2016.

Recent Accounting Pronouncements

In April 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU addresses certain implementation issues that have surfaced since the issuance of ASU 2014-09 in May 2014. The ASU provides guidance in identifying performance obligations and determining the appropriate accounting for licensing arrangements. The amendments in this ASU will be effective for the Company beginning January 1, 2018, and for interim periods therein. The Company is in the process of assessing the impact that adoption of this new standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 further clarifies principal and agent relationships within ASU 2014-09. The amendment will be effective for the Company beginning January 1, 2018, including interim reporting periods within that reporting year. The Company is evaluating the impact that adoption of this new standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes seven aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; (6) practical expedient — expected term (nonpublic only); and (7) intrinsic value (nonpublic only). The ASU is effective for fiscal years beginning after December 15, 2016 and interim periods within those years, and early adoption is permitted. The Company has elected not to early adopt. The Company is evaluating the impact of the updated guidance on the Company’s consolidated financial statements and related disclosures and has not selected a transition method.

In February 2016, the FASB issued ASU 2016-02, Leases, which, among other things, requires lessees to recognize most leases on-balance sheet. This will increase lessees’ reported assets and liabilities — in some cases very significantly. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes Topic 840, Leases. This ASU is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. ASU 2016-02 mandates a modified retrospective transition method for all entities. The Company is evaluating the impact of the updated guidance on the Company’s consolidated financial statements and related disclosures and has not determined if it will early adopt.

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

2. Joint Venture

In February 2014, the Company entered into an agreement with SunBridge Corporation and Dentsu Digital Inc. (the successor entity to Dentsu eMarketing One K.K.) (collectively, the Investors) to engage in the investment, organization, management and operation of a Japanese subsidiary (Marketo KK) of the Company that is focused on the sale of the Company’s products and services in Japan. The Investors initially contributed approximately $2.0 million (200,000,000 Japanese Yen) in cash in exchange for 35.4% of the outstanding common stock of Marketo KK. Furthermore, under the agreement, the Company and the Investors agreed to subscribe to additional shares by contributing additional funding of approximately $2.0 million (237,480,955 Japanese Yen) and approximately $1.7 million (200,000,000 Japanese Yen), respectively, which occurred in March 2015. As of June 30, 2016, the Company and the Investors owned approximately 60.1% and 39.9% of the outstanding common stock in Marketo KK, respectively. See Note 6 for the activity in the redeemable non-controlling interests balance.

Twenty percent of the common stock held by the Investors may be callable by the Company or puttable by the Investors beginning on the seventh anniversary of the initial capital contribution by the Investors. This percentage increases to forty percent and one hundred percent on the eighth and tenth anniversary, respectively. Should the call or put option be exercised, the redemption value would be determined based on a prescribed formula derived from the relative revenues of Marketo KK and the Company and may be settled, at the Company’s discretion, with Company stock (with no limit on the shares that may be issued) or cash.  Additionally, the common stock held by the Investors may be callable or puttable following a change of control of the Company. The redeemable non-controlling interests in Marketo KK are classified outside of permanent equity in the Company’s unaudited condensed consolidated balance sheet as of June 30, 2016, primarily due to the put right available to the redeemable non-controlling interest holders in the future which may be settled in cash or common stock of the Company. The balance of the redeemable non-controlling interests is reported at the greater of the initial carrying amount adjusted for the redeemable non-controlling interest’s share of earnings, or its estimated redemption value. Accordingly, at June 30, 2016 the Company adjusted the redeemable non-controlling interests to its expected redemption value, resulting in a $5.9 million reduction to additional paid-in-capital.

The following table reconciles net loss and adjustment attributable to redeemable non-controlling interests for periods indicated below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net loss attributable to redeemable non-controlling interests (before adjustment to redeemable non-controlling interests)	$459	$415	$897	$869
Adjustment to redeemable non-controlling interests	(5,904)	(912)	(6,078)	(912)
Net loss and adjustment attributable to redeemable non-controlling interests	$(5,445)	$(497)	$(5,181)	$(43)

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

As of June 30, 2016 and December 31, 2015, financial assets measured at fair value on a recurring basis were comprised of money market funds and certificates of deposit included within cash and cash equivalents.

The fair value of these financial assets was determined using the following inputs for the periods presented:

	June 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)
Money market funds	$80,769	$—	$—	$93,108	$—	$—
Certificates of deposit	—	25	—	—	25	—
Total	$80,769	$25	$—	$93,108	$25	$—

4. Balance Sheet Components

Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Cash	$18,710	$14,085
Cash equivalents:
Money market funds	80,769	93,108
Certificates of deposit	25	25
Total cash equivalents	80,794	93,133
Cash and cash equivalents	$99,504	$107,218

Accounts Receivable, Net

Accounts receivable, net consists of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Accounts receivable	$62,952	$51,235
Allowance for doubtful accounts	(960)	(557)
Accounts receivable, net	$61,992	$50,678

Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Computer equipment	$33,526	$28,159
Software	3,525	3,498
Office furniture	3,518	2,952
Leasehold improvements	8,754	7,120
Construction in progress	3,890	2,808
Total property and equipment	53,213	44,537
Less accumulated depreciation	(28,418)	(23,214)
Property and equipment, net	$24,795	$21,323

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	June 30,	December 31,
	2016	2015
	(in thousands)
Accrued bonuses, commissions and wages	$9,631	$12,343
Accrued ESPP	2,254	2,387
Accrued vacation	4,713	3,739
Accrued marketing expenses	1,203	1,289
Accrued other	7,376	5,948
Total	$25,177	$25,706

5. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	Weighted Average Remaining Useful Life	December 31, 2015	Weighted Average Remaining Useful Life
	(in thousands)	(in years)	(in thousands)	(in years)
Developed technology	$6,050	1.4	$6,050	1.9
Domain names	950	2.5	950	2.8
Customer relationships	1,600	0.5	1,600	0.8
Non-compete agreements	580	1.5	580	2.0
Capitalized software development costs	5,330	1.4	3,980	1.2
	14,510		13,160
Less accumulated amortization	(9,532)		(7,705)
Intangible assets, net	4,978		5,455
Goodwill	29,201		29,201
Goodwill and intangible assets, net	$34,179		$34,656

Amortization expense for the periods indicated below is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization expense	$870	$892	$1,826	$1,628

Based on the carrying amount of intangible assets as of June 30, 2016, the estimated future amortization is as follows (in thousands):

	Six Months Ending December 31,	Years Ending December 31,
	2016	2017	2018	2019	2020	Total
Developed Technology	$754	$1,407	$—	$—	$—	$2,161
Domain Names	88	100	100	29	—	317
Customer Relationships	107	—	—	—	—	107
Non-Compete Agreements	75	144	—	—	—	219
Capitalized Software Development Costs	894	1,025	255	—	—	2,174

Total	$1,918	$2,676	$355	$29	$—	$4,978

6. Stockholders’ Equity and Redeemable Non-controlling Interests

The following table summarizes the activity in stockholders’ equity and redeemable non-controlling interests for the period indicated below (in thousands):

	Total Stockholders’ Equity	Redeemable Non-controlling Interests

Balance as of December 31, 2015	$93,125	$4,643
Issuance of common stock upon exercise and early exercise of stock options	3,456	—
Issuance of common stock under employee stock purchase plan	2,716	—
Adjustment to redemption value	(6,078)	6,078
Withholding taxes for the net share settlement of equity awards	(62)	—
Vesting of early exercised options	34	—
Stock-based compensation expense	20,366	—
Net loss	(33,104)	(897)
Foreign currency translation adjustments	351	64
Balance as of June 30, 2016	$80,804	$9,888

For the six months ended June 30, 2016, the Company incurred $20.1 million of stock-based compensation expense and capitalized stock-based compensation expense of $0.3 million associated with the development of the Company’s internal-use software projects.

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

In May 2014, the Company entered into a second amendment to the loan and security agreement to amend various covenants. Under the second amendment the Company is required to maintain compliance with certain financial covenants, which include maintaining a minimum cash balance with the bank and various reporting covenants. As of June 30, 2016, the Company was in compliance with these covenants.  As of June 30, 2016 and December 31, 2015, the outstanding loan balance was $1.4 million and $2.7 million, respectively.

There were no material changes in the Company’s commitments under the outstanding loan balance, which was disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2015.

8. Commitments and Contingencies

Commitments

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

In May 2016, the Company entered into a definitive lease agreement whereby the Company leases approximately 17,227 square feet of office space in Dublin, Ireland. The Company’s future minimum lease payments under this agreement are approximately $2.8 million, payable over the sixty month lease term.

As of June 30, 2016, future minimum operating lease payments are as follows (in thousands):

Minimum Lease Payment
2016	$3,990
2017	9,226
2018	9,678
2019	9,389
2020	8,929
Thereafter	14,800
Total	$56,012

Contingencies

On July 5, 2016, a purported stockholder class action lawsuit captioned Porwal v. Marketo, Inc. et al., Case No. 16CIV00265, was filed in Superior Court of the State of California, County of San Mateo against Marketo, its directors, Vista, Parent, and Merger Sub.  The lawsuit alleges, generally, that Marketo’s directors breached their fiduciary duties to Marketo stockholders by seeking to sell Marketo through an allegedly defective process, for an unfair price, and on unfair terms, and that the other defendants aided and abetted those purported breaches. The lawsuit also alleges that defendants have failed to disclose all material facts concerning the proposed Merger to stockholders. The lawsuit seeks, among other things, equitable relief that would enjoin the consummation of the proposed Merger, damages, rescission of the proposed Merger to the extent it is consummated, and attorneys’ fees and costs.

On July 12, 2016, a purported stockholder class action lawsuit captioned Rosati v. Marketo, Inc. et al., Case No. 3:16-cv-3907, was filed in the United States District for the Court Northern District of California against Marketo and its directors. The lawsuit alleges, generally, that Marketo and its directors violated Section 14(a) and Rule 14a-9 promulgated thereunder by the SEC pursuant to Section 14 under the Securities Exchange Act of 1934, as amended. The lawsuit also alleges that defendants have failed to disclose all material facts concerning the proposed Merger to stockholders. The lawsuit also alleges that Marketo’s directors breached their fiduciary duties to Marketo stockholders by conducting an inadequate sales process and agreeing to a transaction that provides Marketo’s stockholders with inadequate consideration. On July 21, 2016, the plaintiff filed a request for a Temporary Restraining Order seeking to enjoin the shareholder vote. On July 26, 2016, the Court denied plaintiff’s request. The lawsuit seeks, among other things, equitable relief that would enjoin the consummation of the proposed Merger, damages, rescission of the proposed Merger to the extent it is consummated, and attorneys’ fees and costs.

The Company does not currently believe a loss from the above lawsuits are probable or estimable.

9. Stockholders’ Equity and Stock-Based Compensation

Common Stock Authorized and Outstanding

As of June 30, 2016, the Company was authorized to issue 1,000,000,000 common shares with a par value of $0.0001 per share and 20,000,000 convertible preferred shares with a par value of $0.0001 per share. As of June 30, 2016, the Company had approximately 45.0 million shares of common stock issued and outstanding.

Summary of Stock Option Activity

A summary of the Company’s stock option activity under all stock option plans and related information for six months ended June 30, 2016 is as follows:

	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)

Balance as of December 31, 2015	3,777	$13.55	6.61	$65,915
Granted	91	30.56
Exercised	(692)	5.04
Cancelled/forfeited	(206)	28.80
Balance as of June 30, 2016	2,970	14.99	6.30	62,379

Exercisable as of June 30, 2016	2,558	11.60	5.99	61,502
Vested and expected to vest as of June 30, 2016	2,903	$14.67	6.26	$61,835

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s closing price of $34.82 as of June 30, 2016 for options that were in-the-money as of that date.

Option awards generally vest over a four-year period, with 25% vesting one year from date of grant and monthly thereafter. Stock options granted under the Company’s 2006 Plan provided option holders with an early exercise provision, where in the event of termination any exercised and unvested shares are subject to repurchase by the Company at the original purchase price. This right of repurchase lapses as the option vests. Options exercisable as of June 30, 2016 include options that are exercisable prior to vesting.

The weighted average grant date fair value of options granted and the total intrinsic value of options exercised are as follows (in thousands, except weighted average grant date fair value):

	Six Months Ended June 30,
	2016	2015
Weighted average grant date fair value of options granted	$14.74	$12.55
Total intrinsic value of options exercised (in thousands)	$15,127	$16,706

The total estimated grant date fair value of options vested during the six months ended June 30, 2016 was approximately $4.7 million.

Determining Fair Value of Stock Options

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used to estimate the fair value of options granted to employees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected term (in years)	6	6	6	6
Risk-free interest rate	1.52% - 1.55%	1.70%	1.52% - 1.55%	1.70%
Expected volatility	47.99%- 53.83%	44.80%	47.99%- 53.83%	44.80%
Expected dividend rate	0%	0%	0%	0%

Restricted Stock Units

A summary of the Company’s Restricted Stock Units (RSUs) activity and related information for the six months ended June 30, 2016 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
	(in thousands)

Balance as of December 31, 2015	3,037	$32.84
RSUs Granted	1,397	18.01
RSUs Vested	(484)	35.61
RSUs Cancelled/Forfeited	(366)	28.67
Balance as of June 30, 2016	3,584	$27.12

RSUs are generally subject to a time-based vesting condition that ranges from 3 to 4 years.

The weighted average grant date fair value of RSUs granted and the total intrinsic value of RSUs that vested during the periods presented were as follows (in thousands, except weighted average grant date fair value):

	Six Months Ended June 30,
	2016	2015
Weighted average grant date fair value of RSUs granted	$18.01	$33.65
Total intrinsic value of vested RSUs (in thousands)	$8,348	$8,472

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

A summary of the Company’s MSU activity and related information for the six months ended June 30, 2016 is as follows:

	Number of Shares Underlying MSUs	Weighted Average Grant Date Fair Value
	(in thousands)

Balance as of December 31, 2015	193	$37.53
MSUs Granted	220	9.67
MSUs Vested	(36)	27.30
MSUs Cancelled/Forfeited	(28)	27.30
Balance as of June 30, 2016	349	$21.82

The fair value of each MSU award is determined by multiplying the fair value per share by the underlying number of shares. The fair value per share was determined on the grant date using the Monte Carlo valuation methodology. The fair value per share for each MSU award granted during the six months ended June 30, 2016 by tranche were as follows:

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

The fair value of the MSUs granted during the three and six months ended June 30, 2016 and 2015 were estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected term (in years)	N/A	N/A	3	3
Risk-free interest rate	N/A	N/A	0.86% - 1.05%	0.99%
Expected volatility	N/A	N/A	45%	39%
Expected dividend rate	N/A	N/A	0%	0%

The weighted average grant date fair value of MSUs granted and the total intrinsic value of MSUs that vested during the periods presented were as follows (in thousands, except weighted average grant date fair value):

	Six Months Ended June 30,
	2016	2015
Weighted average grant date fair value of MSUs granted	$9.67	$37.53
Total intrinsic value of vested MSUs (in thousands)	$540	$—

Employee Stock Purchase Plan

The assumptions used to value employee stock purchase rights under the Black-Scholes model during the six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected term (in months)	6	6	6	6
Risk-free interest rate	0.42%	0.07%	0.42%	0.07%
Expected volatility	41%	39%	41%	39%
Expected dividend rate	0%	0%	0%	0%

During the first six months ended June 30, 2016, the Company issued approximately 0.2 million shares of common stock under the Company’s Employee Stock Purchase Plan (ESPP) with an average purchase price of $12.65 per share.

Stock Compensation Expense

The stock-based compensation expense included in operating results was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Cost of subscription and support revenue	$789	$626	$1,551	$1,245
Cost of professional services and other revenue	1,174	1,100	2,386	2,037
Research and development	1,859	1,639	3,664	3,955
Sales and marketing	3,217	3,404	6,291	6,206
General and administrative	3,099	2,957	6,246	5,564
Total stock-based compensation expense	$10,138	$9,726	$20,138	$19,007

For the six months ended June 30, 2016, the Company incurred expenses of $3.4 million for options, $14.6 million for RSUs, $1.5 million for MSUs and $0.9 million for ESPP shares. Additionally, the Company capitalized stock-based compensation expense of $0.3 million associated with the Company’s internal-use software projects.

As of June 30, 2016, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was as follows:

	June 30, 2016
	Unrecognized Expense	Average Expected Recognition Period
	(in thousands)	(in years)
Stock options	$7,565	1.32
Restricted stock units and market stock units	67,308	2.77
Employee stock purchase plan	208	0.13
Total unrecognized stock-based compensation expense	$75,081	2.62

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock under the two-class method attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Numerator:
Net loss attributable to Marketo	$(20,759)	$(17,950)	$(39,182)	$(36,108)
Denominator:
Weighted-average common shares outstanding	44,701	42,333	44,361	42,075
Less: Weighted-average unvested common shares subject to repurchase or forfeiture and shares held in escrow	(7)	(170)	(18)	(186)
Weighted-average shares used in computing net loss per share of common stock, basic and diluted	44,694	42,163	44,343	41,889
Net loss per share of common stock, basic and diluted	$(0.46)	$(0.43)	$(0.88)	$(0.86)

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

	As of June 30,
	2016	2015
	(in thousands)
Stock options to purchase common stock	2,970	4,498
Employee stock purchase plan	207	110
Common stock held in escrow	—	22
Common stock subject to repurchase	10	23
Restricted stock units and market stock units	3,933	3,175
	7,120	7,828

11. Income Taxes

The provision for income taxes was $0.4 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively and $0.8 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively. The provision for income taxes consisted primarily of foreign and state income taxes.

For the three and six months ended June 30, 2016 and 2015,  the provision for income taxes differed from the statutory amount primarily due to unbenefited federal, state, and certain foreign losses with minor offsets for certain state and foreign taxes currently payable. The Company realized no benefit for current year losses due to maintaining a full valuation allowance against the U.S. and certain foreign net deferred tax assets.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the U.S. federal and state and certain foreign net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the domestic net deferred tax assets and certain foreign jurisdictions with net deferred tax assets as of June 30, 2016 and December 31, 2015. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. During the six months ended June 30, 2016, there have been no material changes to the total amount of unrecognized tax benefits.

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

Revenue

Revenue by geography is based on the shipping address of the customer. The following table presents the Company’s revenue by geographic region for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
United States	$54,330	$43,144	$106,190	$82,409
EMEA	5,084	3,380	9,669	6,532
Other	6,581	4,156	12,352	7,739

Total	$65,995	$50,680	$128,211	$96,680

No single customer accounted for more than 10% of the Company’s total revenue during the three and six months ended June 30, 2016 and 2015, respectively. No single customer accounted for more than 10% of accounts receivable as of June 30, 2016 and December 31, 2015.

Long-lived Assets

The following table sets forth the Company’s long-lived assets by geographic areas as of the periods presented:

	June 30,	December 31,
	2016	2015
	(in thousands)
United States	$22,106	$19,508
EMEA	1,469	327
Other	1,220	1,488

Total	$24,795	$21,323

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

Our Engagement Marketing Platform offers a unique blend of power and speed that is appealing to business to business (B2B) and business to consumer (B2C) customers across both large enterprises and SMBs. We market and sell our products directly and through select distribution partners. Our client base is diverse, with 4,761 customers as of June 30, 2016 across a wide range of industries including business services, consumer, financial services, healthcare, manufacturing, media, technology and telecommunications. During the three months ended June 30, 2016 and 2015, our 20 largest customers accounted for approximately 11% and 13% of our total revenue, respectively. During the six months ended June 30, 2016 and 2015, our 20 largest customers accounted for approximately 11% and 12% of our total revenue, respectively.

The percentage of our subscription and support revenue from enterprise customers was 31% and 30% during the three months ended June 30, 2016 and 2015, respectively, and 31% and 30% during the six months ended June 30, 2016 and 2015, respectively.

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

We provide our solutions on a subscription basis, and we generated total revenue of $66.0 million and $50.7 million for the three months ended June 30, 2016 and 2015, respectively, and $128.2 million and $96.7 million for the six months ended June 30, 2016 and 2015, respectively. We derive most of our revenue from subscriptions to our cloud-based software and related customer support services. Subscription and support revenue accounted for 87% and 86% of our total revenue during each of the three months ended June 30, 2016 and 2015, respectively, and 88% and 87% of our total revenue during the six months ended June 30, 2016 and 2015, respectively. We price our products based on various customer usage measures, including the number of records in each customer’s database and the number of user seats authorized to access our service. Our subscription contracts are typically one year in length, but can range from one year to three years in length.

Professional services and other revenue accounted for 13% and 14% of our total revenue during the three months ended June 30, 2016 and 2015, respectively, and 12% and 13% of our total revenue during the six months ended June 30, 2016 and 2015, respectively.  Our solution is designed to be ready to use immediately upon provisioning of a new customer subscription. However, we believe that our customers’ success is enhanced by the effective use of marketing strategies performed with our software, which we foster primarily through the sale and delivery of expert services that educate our customers on the best use of our solutions as well as assist in the implementation of our solutions. In addition, some of our customers require services to support integrating their existing systems with our solutions. Enterprise customers typically exhibit a higher demand for all of these services. We also partner with third-party consulting organizations that provide similar services to our customers in connection with their use of our solutions. One of our strategies is to increase the amount of services delivered by such third-party consulting organizations, and we have had success growing the capabilities of our third-party partners. We expect to see our professional services revenue grow at a slightly slower rate than our subscription revenue and to not increase significantly as a percentage of total revenue.

We generate the majority of our revenue in the United States; however, we are focused on growing our international business. Revenue generated from our international customers was approximately 18% and 15% of our total revenue during the three months ended June 30, 2016 and 2015, respectively, and 17% and 15% of our total revenue during each of the six months ended June 30, 2016 and 2015, respectively.

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

We had net losses attributable to Marketo of $20.8 million and $18.0 million for the three months ended June 30, 2016 and 2015, respectively, and $39.2 million and $36.1 million for the six months ended June 30, 2016 and 2015, respectively, primarily due to increased investments in our current and projected future growth.

Since our inception, we financed our operations through cash collected from customers as well as preferred equity financings, our initial public offering (IPO) and concurrent private placement completed in May 2013, and our follow-on public offering completed in September 2013.  We also maintain a credit facility. As of June 30, 2016, we had outstanding borrowings of $1.4 million under this facility.

Pending Merger

On May 27, 2016, Marketo entered into a Merger Agreement with Milestone Holdco, LLC, a Delaware limited liability company (Parent), and Milestone Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (Merger Sub), providing for the merger of Merger Sub with and into the Company (the Merger), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of Vista Equity Partners Fund VI, L.P., a Delaware limited partnership (Vista). Capitalized terms used herein but not otherwise defined have the meaning set forth in the Merger Agreement, which was filed as Exhibit 2.1 to the Current Report on 8-K filed by the Company with the SEC on May 31, 2016.

At the Effective Time, each:

(i)                                     share of common stock, par value $0.0001 per share, of the Company (Company Common Stock) issued and outstanding as of immediately prior to the Effective Time (other than Owned Company Shares and Dissenting Company Shares) will be cancelled and extinguished, and automatically converted into the right to receive cash in an amount equal to $35.25, without interest thereon (Per Share Price);

(ii)                                  Company Stock-Based Award, whether vested or unvested, will be cancelled and converted into the right to receive an amount equal to (x) the Per Share Price (less the exercise price per share, if any, attributable to such Company Stock-Based Award), multiplied by, (y) (A) in the case of a Company Stock-Based Award that is only subject to time-vesting requirements, the total number of shares of Company Common Stock that are subject to such Company Stock-Based Award, and (B) in the case of a Company Stock-Based Award that is subject to time- and performance-vesting requirements, the total number of shares of Company Common Stock determined pursuant to the “change in control” provisions of the award agreement underlying such Company Stock Based Award, and with the remaining time-vesting requirements deemed satisfied; and

(iii)                               Company Option, whether vested or unvested, will be cancelled and converted into the right to receive an amount equal to (a) the Per Share Price (less the exercise price per share, if any, attributable to such Company Option), multiplied by (b) the total number of shares of Company Common Stock that are issuable upon the full exercise of such Company Option.

The parties have made customary representations, warranties and covenants in the Merger Agreement, including covenants regarding the conduct of their respective businesses and the use of reasonable best efforts to cause the conditions of the Merger to be satisfied.  Marketo has agreed, subject to the restrictions and exceptions in the Merger Agreement, to conduct its business and operations in the ordinary course of business. Marketo has also agreed to not initiate, propose or induce or knowingly encourage, facilitate or assist any inquiries regarding any proposal or offer that constitutes or would reasonably be expected to lead to an Acquisition Proposal, subject to certain exceptions set forth in the Merger Agreement. The Merger Agreement also includes termination provisions for both the Company and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company may be required to pay to Parent a termination fee of $49.2 million.

Consummation of the Merger is subject to customary closing conditions, including, but not limited to, the: (i) requisite approvals by the Company’s stockholders; (ii) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act); and (iii) absence of any law or order restraining, enjoining or otherwise prohibiting the Merger. On June 22, 2016, the U.S. Federal Trade Commission notified Marketo that early termination of the waiting period under the HSR Act was granted, effective immediately. On July 28, 2016, Marketo held a special meeting of stockholders (the Special Meeting) at Marketo’s principal executive offices in San Mateo, CA to vote on the proposals described in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on June 29, 2016 and first mailed to Marketo’s stockholders on June 29, 2016. At the Special Meeting, stockholders approved the proposal to adopt the Merger Agreement.

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

Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Subscription and support	87.4%	86.3%	88.2%	86.7%
Professional services and other	12.6	13.7	11.8	13.3
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscription and support	18.5	19.3	19.1	19.5
Professional services and other	13.7	16.1	14.1	16.0
Total cost of revenue	32.2	35.4	33.2	35.5
Gross margin:
Subscription and support	69.0	67.1	69.1	67.2
Professional services and other	-1.1	-2.5	-2.3	-2.8
Total gross margin	67.8	64.6	66.8	64.5
Operating expenses:
Research and development	15.4	18.1	16.5	19.5
Sales and marketing	53.2	63.2	56.3	64.2
General and administrative	21.9	17.7	19.7	18.4
Total operating expenses	90.5	99.0	92.6	102.1
Loss from operations	-22.7	-34.4	-25.8	-37.6
Other income (expense), net	0.1	0.2	-0.1	0.6
Loss before provision for income taxes	-22.6	-34.2	-25.9	-37.0
Provision for income taxes	0.6	0.2	0.6	0.3
Net loss	-23.2	-34.4	-26.5	-37.3
Net loss attributable to redeemable non-controlling interests	-8.3	-1.0	-4.0	0.0
Net loss attributable to Marketo	-31.5%	-35.4%	-30.6%	-37.3%

Percentages are based on actual values. Totals may not sum due to rounding.

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenue:
Subscription and support	$57,682	$43,757	$13,925	31.8%	$113,030	$83,857	$29,173	34.8%
Professional services and other	8,313	6,923	1,390	20.1	15,181	12,823	2,358	18.4
Total revenue	$65,995	$50,680	$15,315	30.2%	$128,211	$96,680	$31,531	32.6%

Percentage of revenue:
Subscription and support	87.4%	86.3%			88.2%	86.7%
Professional services and other	12.6%	13.7%			11.8%	13.3%
Total	100.0%	100.0%			100.0%	100.0%

Total revenue increased $15.3 million or 30%, during the three months ended June 30, 2016 compared to the same period in 2015, due to the increase in subscription and support revenue of $13.9 million and an increase in professional services and other revenue of $1.4 million. During the six month period ended June 30, 2016, total revenue increased $31.5 million, or 33%, compared to the comparable period in 2015, due to the increase in subscription and support revenue of $29.2 million and an increase in professional services and other revenue of $2.4 million.

	Impact (in thousands)
Category	Three Months		Six Months		Key Drivers
Subscription and support	h	$13,925	h	$29,173

Increase in subscription and support revenue was primarily attributable to (1) growth in our total customer count and (2) growth in both usage rights (driven by higher use, consumption and/or database size of our products used by existing customers) and cross selling of additional products either during the term of their subscription or at the point of renewal of their subscription. Of the total increase in subscription and support revenue during the three months ended June 30, 2016, 65% was attributable to revenue from new customers acquired after June 30, 2015 and 35% was attributable to revenue from customers existing on or before June 30, 2015.

Professional services and other	h	$1,390	h	2,358

Increase in professional services and other revenue resulted from increased demand for services across our customer base, particularly enterprise customers who typically have a higher demand for our services.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of revenue:
Subscription and support	$12,178	$9,770	$2,408	24.6%	$24,488	$18,844	$5,644	30.0%
Professional services and other	9,058	8,177	881	10.8	18,126	15,514	2,612	16.8
Total cost of revenue	$21,236	$17,947	$3,289	18.3%	$42,614	$34,358	$8,256	24.0%

Gross margin:
Subscription and support	78.9%	77.7%			78.3%	77.5%
Professional services and other	-9.0%	-18.1%			-19.4%	-21.0%
Total gross margin	67.8%	64.6%			66.8%	64.5%

Cost of subscription and support increased due to the following:

	Impact (in thousands)
Category	Three Months		Six Months		Key Drivers
Personnel-related costs	h	$1,055	h	$2,381

Increase in salary and benefits costs resulted from an increase in headcount directly associated with our cloud infrastructure, customer support and customer success organizations to support our existing and new customers.

Equipment maintenance	h	576	h	1,154	Increase in equipment maintenance costs primarily related to the increase in asset additions in our co-location data center facilities
Depreciation and amortization	h	315	h	964

Increase in depreciation and amortization expense primarily reflected the expansion of network capacity at our U.S. based co-location data center facilities and amortization of capitalized software costs.

Hosting costs	h	471	h	687	Increase in hosting costs resulted from our increased use of our international managed hosting service provider due to increased customer count at our international locations.
Various other items	i	(9)	h	458	(Decrease) increase was due to various other individually insignificant items.

Our subscription and support gross margin were 78.9% and 77.7% for the three months ended June 30, 2016 and 2015, respectively, and 78.3% and 77.5% for the six months ended June 30, 2016 and 2015, respectively. Subscription and support gross margin remained relatively flat for each of these periods primarily due to increased subscription and support revenue being offset by increased cost of subscription and support. We expect subscription and support gross margins to remain relatively flat in the future. Our gross margin for subscription and support gross margin can also be impacted by additional investments in data centers and any increase in costs relating to royalties.

Cost of professional services and other increased due to the following:

	Impact (in thousands)
Category	Three Months		Six Months		Key Drivers
Personnel-related costs	h	$598	h	$1,937	Increase in salary and benefit cost resulted from an increase in headcount as we continue to grow our professional services organization to support the increasing demand from our enterprise customers.
Various other items	h	283	h	675	Increase was due to various other insignificant items.

Our professional services and other gross margin were (9.0)% and (18.1)% for the three months ended June 30, 2016 and 2015, respectively, and (19.4)% and (21.0)% for the six months ended June 30, 2016 and 2015, respectively. The improvement in gross margin for the three and six months ended June 30, 2016, compared to the same periods in 2015, primarily reflects an improvement of utilization of our internal resources.

We expect gross margin for professional services to improve for the remainder of 2016 as we align capacity to support projected growth of our professional services business.  Our gross margin for professional services can also be impacted by any associated costs relating to the delivery of professional services, and the timing of significant expenditures.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Research and development	$10,178	$9,168	$1,010	11.0%	$21,179	$18,863	$2,316	12.3%
Percentage of total revenue	15.4%	18.1%			16.5%	19.5%

Research and development expenses increased due to the following:

	Impact (in thousands)
Category	Three Months		Six Months		Key Drivers
Personnel-related costs	h	$828	h	$1,357	Increase in salary and benefits costs was primarily driven by the increase in headcount to support the enhancement of our existing products and the development of new products.
Various other items	h	182	h	959	Increase was due to various other insignificant items.

We believe that continued investment in our technology is important for our future growth, and, as a result, we expect research and development expenses to continue to increase in absolute dollars but may fluctuate as a percentage of revenue.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Sales and marketing	$35,096	$32,055	$3,041	9.5%	$72,209	$62,087	$10,122	16.3%
Percentage of total revenue	53.2%	63.2%			56.3%	64.2%

Sales and marketing expenses increased due to the following:

	Impact (in thousands)
Category	Three Months		Six Months		Key Drivers
Personnel-related costs	h	$2,807	h	$8,579

Increase in salary and benefit costs was primarily driven by an increase in headcount for our sales, marketing and business development employees and executives and an increase in commission expense as a result of new customer acquisitions and increased subscription services to existing customers.

Travel and entertainment	h	133	h	1,167	Increase in travel costs reflected the expansion of our enterprise sales efforts and increased international sales and marketing efforts.
Facilities and IT allocations	h	495	h	1,216	Increase in the allocation of facility and IT expenses was due principally to headcount growth in the sales and marketing department and overall higher IT and facilities expenses.
Marketing programs	i	(820)	i	(1,641)

Decrease in marketing costs was due primarily to a planned effort to improve efficency in marketing spend through a shift in the mix of programs in the current period and greater leverage of sales and partner teams to help drive demand.

Various other items	h	426	h	801	Increase was due to various other insignificant items.

We expect sales and marketing expenses to increase in absolute dollars and remain our largest expense in absolute dollars, but may fluctuate as a percentage of revenue.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
General and administrative	$14,445	$8,960	$5,485	61.2%	$25,317	$17,742	$7,575	42.7%
Percentage of total revenue	21.9%	17.7%			19.7%	18.4%

General and administrative expenses increased due to the following:

	Impact (in thousands)
Category	Three Months		Six Months		Key Drivers
Personnel-related costs	h	$1,126	h	$3,092

Increase in salary and benefit costs was primarily driven by an increase in headcount for our administrative, legal, human resources, finance and accounting departments and an increase in stock-based compensation expenses from additional equity awards to new and existing employees.

Professional services	h	$1,219	h	$1,200	Increase in professional services is primarily due to legal and other fees associated with our proposed merger.
Consulting	h	$3,119	h	$3,508	Increase in consulting fees is primarily due to investment banking fees associated with our proposed merger.
Various other items	h	21	i	(225)	Increase (decrease) was due to various other insignificant items.

We expect that our general and administrative expenses will increase in absolute dollars as we continue to expand our business and infrastructure to support our growing organization, but may fluctuate as a percentage of revenue in the future.

Other (Expense) Income, net

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Other (expense) income, net	$51	$97	$(46)	47.4%	$(86)	$617	$(703)	113.9%
Percentage of total revenue	0.1%	0.2%			-0.1%	0.6%

Other (expense) income, net increased due to the following:

	Impact (in thousands)
Category	Three Months		Six Months		Key Drivers
Foreign exchange gain (loss)	i	$(106)	i	$(852)

The change in foreign exchange gain (loss) was primarily due to the strengthening of the U.S. dollar against the Euro during the three and six months ended June 30, 2015 resulting in gains, versus the U.S. dollar weakening against other foreign currencies during the three and six months ended June 30, 2016, resulting in losses.

Various other items	h	60	h	149	Increase was due to various other insignificant items.

Provision for Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Provision for income taxes	$405	$100	$305	305.0%	$807	$312	$495	158.7%
Percentage of total revenue	0.6%	0.2%			0.6%	0.3%

The Company recorded a provision for income taxes of $0.4 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively, and $0.8 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively. The provision for income taxes relates primarily to foreign and state income taxes.

Net Loss and Adjustment Attributable to Redeemable Non-Controlling Interests

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Net loss attributable to non-controlling interests	$(5,445)	$(497)	$(4,948)	995.6%	$(5,181)	$(43)	$(5,138)	11948.8%
Percentage of total revenue	8.3%	1.0%			4.0%	0.0%

Net loss and adjustment attributable to redeemable non-controlling interests fluctuated due to the following:

	Impact (in thousands)
Category	Three Months		Six Months		Key Drivers
Net loss attributable to non-controlling interest	h	$44	h	$28	Increase in net loss attributable to redeemable non-controlling interests related to the overall increase in net losses in Marketo KK.
Adjustment to non-controlling interest	i	(4,992)	i	(5,166)

Increase in adjustment to non-controlling interests was primarily due to the increase of the value of the estimated redemption value due to the increase in the closing stock price at June 30, 2016 of $34.82 versus the closing stock price at June 30, 2015 of $28.06.

Liquidity and Capital Resources

To date, we have financed our operations through cash collected from customers as well as preferred equity financings, our IPO and concurrent private placement completed in May 2013, and our follow-on public offering completed in September 2013.  We also maintain a credit facility. As of June 30, 2016 and December 31, 2015, we had cash and cash equivalents of $99.5 million and $107.2 million, respectively, most of which was held in money market accounts.

In May 2012, we entered into a loan and security agreement with a bank related to a credit facility providing us with an equipment line of up to $4.0 million. In June 2013, we entered into a first amendment to the loan and security agreement, which provided an additional line of credit for advances of up to $4.5 million. The interest rate associated with both lines of credit is the greater of 4% or three-quarters of a percentage point above the bank’s prime rate, as determined on the applicable funding date. For each equipment loan advance, we paid interest only for approximately nine months. Subsequently, we make thirty-six equal monthly payments of principal and interest. In May 2014 we entered into a second amendment to revise the existing covenants associated with this facility.  As of June 30, 2016, we were in compliance with these revised covenants. As of June 30, 2016 and December 31, 2015, the outstanding loan balance was $1.4 million and $2.7 million, respectively. See Note 7 - Credit Facility to our Condensed Consolidated Financial Statements for a discussion of our credit facility.

A substantial source of our cash flow from operating activities results from changes in our deferred revenue balance, which is included on our unaudited condensed consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of billable fees for our software subscriptions and professional services and is amortized into revenue in accordance with our revenue recognition policy. As of June 30, 2016 and December 31, 2015, we had working capital of $33.5 million and $43.1 million, respectively, which included $102.6 million and $91.7 million of deferred revenue recorded as a current liability, respectively. The decrease in our working capital at June 30, 2016 was primarily due to our net cash used in operating activities and our total capital expenditures, partially offset by proceeds received for common stock issued upon exercise of stock options and under our employee stock purchase plan.

We assess our liquidity primarily through our cash on hand as well as the projected timing of billings under contract with our customers and related collection cycles. We believe our current cash and cash equivalents, and cash to be received from existing and new customers will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

As of June 30, 2016, we held an aggregate of $87.6 million and $11.9 million in cash and cash equivalents in the United States and our foreign subsidiaries, respectively. At present, such foreign funds are considered to be indefinitely reinvested in foreign countries. In the event funds from foreign operations are needed to fund cash needs in the United States and if U.S. taxes have not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

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

The table below provides selected cash flow information for the periods indicated (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash (used in) provided by operating activities	$(4,765)	$1,432
Net cash used in investing activities	(8,654)	(9,311)
Net cash provided by financing activities	4,869	6,129
Net decrease in cash and cash equivalents, net of impact of foreign exchange rates on cash	(7,714)	(2,199)

Net Cash (Used In) Provided By Operating Activities

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

Six Months Ended June 30, 2016

Factor	Impact (in millions)		Key Drivers
Net loss	i	$(34.0)	Cash used in operating activities during the first six months of 2016 primarily reflected our net loss.
Depreciation and amortization	h	7.9	Add back of non-cash depreciation and amortization expense.
Stock-based compensation	h	20.1	Add back of non-cash stock-based compensation expense.
Accounts receivable	i	(11.6)

Increase in accounts receivable primarily reflects the timing of billings and higher level of billings during the period, and to a lesser extent, an increase in days sales outstanding from 79 days sales outstanding at December 31, 2016 to 85 days sales outstanding at June 30, 2016.

Deferred revenue	h	10.0	Increase in deferred revenue, resulting primarily from an increase in billings during the period and an increase in the percentage of billings with annual payment terms versus quarterly.
Accrued expenses and other current liabilities	i	(1.7)	Decrease in accrued expenses and other current liabilities primarily reflects a decrease in accrued bonus and commissions.
Accounts payable	h	1.6	Increase in accounts payable primarily reflects the timing of vendor payments.
Prepaid and other current assets	h	1.5

Decrease in prepaid expenses and other current assets primarily reflects the decrease in prepaid costs associated with the Company’s annual user conference which occured in May, partially offset by an increase in prepaid insurance.

Various other items	h	1.3	Increase is due to various other insignificant items.

Six Months Ended June 30, 2015

Factor	Impact (in millions)		Key Drivers
Net loss	i	$(36.1)	Cash used in operating activities during the first six months of 2015 primarily reflected our net loss.
Depreciation and amortization	h	6.3	Add back of non-cash depreciation and amortization expense.
Stock-based compensation	h	19.0	Add back of non-cash stock based compensation expense.
Deferred revenue	h	18.3

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

Various other items	h	(0.3)	Decrease is due to various other insignificant items.

Net Cash Used in Investing Activities

Six Months Ended June 30, 2016

Factor	Impact (in millions)		Key Drivers
Purchases of property and equipment	i	$(6.8)

Cash outflows for purchases of property and equipment. Our increase in property and equipment was associated with an increase in network equipment in our co-location data center facilities as we continue to expand capacity, as well as computer equipment and software, leasehold improvements and furniture and fixtures for supporting activities related to general growth in our business.

Capitalized software development	i	(1.1)	Cash outflows for software development projects.
Restricted cash	i	(0.7)	Decrease is due to a letter of credit related to the San Mateo lease renewal agreement.

Six Months Ended June 30, 2015

Factor	Impact (in millions)		Key Drivers
Purchases of property and equipment	i	$(8.3)

Cash outflows for purchases of property and equipment. Our increase in property and equipment was associated with an increase in network equipment in our co-location data center facilities as we continue to expand capacity, as well as computer equipment and software, leasehold improvements and furniture and fixtures for supporting activities related to general growth in our business.

Capitalized software development	i	(0.8)	Cash outflows for software development projects.
Various other items	i	(0.2)	Decrease is due to various other insignificant items.

Net Cash Provided By Financing Activities

Six Months Ended June 30, 2016

Factor	Impact (in millions)		Key Drivers
Employee stock purchase plan	h	$2.7	Cash proceeds from the issuance of common stock under our employee stock purchase plan.
Stock option exercises	h	3.5	Cash proceeds received from the issuance of common stock upon the exercise of stock options.
Debt repayments	i	(1.3)	Cash outflows related to principal repayments under our credit facility.

Six Months Ended June 30, 2015

Factor	Impact (in millions)		Key Drivers
Employee stock purchase plan	h	$2.9	Cash proceeds from the issuance of common stock under our employee stock purchase plan.
Stock option exercises	h	3.0	Cash proceeds received from the issuance of common stock upon the exercise of stock options.
Join Venture proceeds	h	1.7	Cash inflows from investment proceeds received from our redeemable non-controlling interest holders in our Japan joint venture.
Debt repayments	i	(1.3)	Cash outflows related to principal repayments under our credit facility.
Various other items	i	(0.2)	Decrease is due to various other insignificant items.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting policies and estimates during the first six months of 2016 as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

In April 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This ASU addresses certain implementation issues that have surfaced since the issuance of ASU 2014-09 in May 2014. The ASU provides guidance in identifying performance obligations and determining the appropriate accounting for licensing arrangements. The amendments in this ASU will be effective for us beginning January 1, 2018, and for interim periods therein. We are in the process of assessing the impact that adoption of this new standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 further clarifies principal and agent relationships within ASU 2014-09. The amendment will be effective for us beginning January 1, 2018, including interim reporting periods within that reporting year. We are evaluating the impact that adoption of this new standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes seven aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; (6) practical expedient — expected term (nonpublic only); and (7) intrinsic value (nonpublic only). The ASU is effective for fiscal years beginning after December 15, 2016 and interim periods within those years and early adoption is permitted. We have elected not to early adopt. We are evaluating the impact of the updated guidance on our consolidated financial statements and related disclosures and have not selected a transition method.

In February 2016, the FASB issued ASU 2016-02, Leases, which, among other things, requires lessees to recognize most leases on-balance sheet. This will increase lessees’ reported assets and liabilities — in some cases very significantly. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes Topic 840, Leases. This ASU is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. ASU 2016-02 mandates a modified retrospective transition method for all entities. We are evaluating the impact of the updated guidance on our consolidated financial statements and related disclosures and have not determined if we will early adopt.

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

In May 2016, we entered into a definitive lease agreement whereby we lease approximately 17,227 square feet of office space in Dublin, Ireland. Our future minimum lease payments under this agreement are approximately $2.8 million, payable over the sixty month lease term.

As of June 30, 2016, future minimum operating lease payments are as follows (in thousands):

Minimum Lease Payment
2016	$3,990
2017	9,226
2018	9,678
2019	9,389
2020	8,929
Thereafter	14,800
Total	$56,012

Off-Balance Sheet Arrangements

During the three months ended June 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. As a result, we recognize foreign currency gains or losses from time to time related to these transactions. We recognized foreign currency gains of approximately $16,000 and $122,000 for the three months ended June 30, 2016 and 2015, respectively, and foreign currency losses of approximately $0.2 million and foreign currency gains of approximately $0.7 million for the six months ended June 30, 2016 and 2015, respectively. A 10% increase or decrease in the U.S. dollar exchange rate relative to any other currency would not have a material impact on our revenue or operating results.

Interest Rate Sensitivity

We have a credit facility with outstanding equipment advances of approximately $1.4 million and $2.7 million as of June 30, 2016 and December 31, 2015, respectively. The interest rate associated with this facility is the greater of 4% or three quarters of a percentage point above the prime rate. A one percent increase in the prime rate would not have an impact on our operating results as the greater of the two rates is 4%, and we would still pay interest of 4%. A 10% increase or decrease in interest rates would not result in a material change in either our obligations under this facility or in the returns on our cash and cash equivalents.

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

PART II— OTHER INFORMATION

Item 1.   Legal Proceedings

On July 5, 2016, a purported stockholder class action lawsuit captioned Porwal v. Marketo, Inc. et al., Case No. 16CIV00265, was filed in Superior Court of the State of California, County of San Mateo against Marketo, its directors, Vista Equity Partners Fund VI, L.P. (Vista), Milestone Holdco LLC (Parent), and Mileston Merger Sub (Merger Sub).  The lawsuit alleges, generally, that Marketo’s directors breached their fiduciary duties to Marketo stockholders by seeking to sell Marketo through an allegedly defective process, for an unfair price, and on unfair terms, and that the other defendants aided and abetted those purported breaches. The lawsuit also alleges that defendants have failed to disclose all material facts concerning the proposed Merger to stockholders. The lawsuit seeks, among other things, equitable relief that would enjoin the consummation of the proposed Merger, damages, rescission of the proposed Merger to the extent it is consummated, and attorneys’ fees and costs.

On July 12, 2016, a purported stockholder class action lawsuit captioned Rosati v. Marketo, Inc. et al., Case No. 3:16-cv-3907, was filed in the United States District for the Court Northern District of California against Marketo and its directors. The lawsuit alleges, generally, that Marketo and its directors violated Section 14(a) and Rule 14a-9 promulgated thereunder by the SEC pursuant to Section 14 under the Securities Exchange Act of 1934, as amended. The lawsuit also alleges that defendants have failed to disclose all material facts concerning the proposed Merger to stockholders. The lawsuit also alleges that Marketo’s directors breached their fiduciary duties to Marketo stockholders by conducting an inadequate sales process and agreeing to a transaction that provides Marketo’s stockholders with inadequate consideration. On July 21, 2016, the plaintiff filed a request for a Temporary Restraining Order seeking to enjoin the shareholder vote. On July 26, 2016, the Court denied plaintiff’s request. The lawsuit seeks, among other things, equitable relief that would enjoin the consummation of the proposed Merger, damages, rescission of the proposed Merger to the extent it is consummated, and attorneys’ fees and costs.

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

The pendency of the Merger or our failure to complete the Merger could have a material adverse effect on our business, results of operations, financial condition and stock price.

Completion of the Merger is subject to the satisfaction of various conditions, including the absence of certain legal impediments. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.

The Merger gives rise to inherent risks that include:

•                  the inability to complete the Merger due to the failure to satisfy the conditions to the completion of the Merger;

•                  the risk that if the Merger is not completed, investor confidence could decline, additional stockholder litigation could be brought against us, relationships with existing and prospective customers, suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Merger;

•                  to the extent that the current market price of our stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed;

•                  the pendency of the Merger, even if ultimately completed, may create uncertainty in the marketplace and could lead current and prospective customers to purchase from other vendors or delay purchasing from us;

•                  the possibility of disruption to our business, including increased costs and diversion of management time and resources;

•                  the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•                  legal or regulatory proceedings, including regulatory approvals (including any conditions, limitations or restrictions placed on these approvals), and the risk that one or more governmental entities may delay or deny approval, or other matters that affect the timing or ability to complete the transaction as contemplated;

•                  the inability to attract and retain key personnel pending consummation of the Merger, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment post-Merger;

•                  stockholder litigation, including the litigation described under “Item 1—Legal Proceedings,” could prevent or delay the Merger or otherwise negatively impact our business and operations;

•                  the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;

•                  the amount of the costs, fees, expenses and charges related to the Merger Agreement or the Merger, including the requirement to pay a termination fee of $49.2 million if we terminate the agreement governing the Merger under certain circumstances;

•                  the fact that under the terms of the Merger Agreement, we are unable to solicit other acquisitions proposals during the pendency of the Merger; and

•                  developments beyond our control including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.

We have a history of losses and may not achieve consistent profitability in the future.

We generated net losses attributable to Marketo of $71.5 million, $54.3 million, and $47.4 million in 2015, 2014, and 2013, respectively and $20.8 million for the six months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $284.4 million. We will need to generate and sustain increased revenue levels in future periods in order to become consistently profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. We intend to continue to expend significant funds to expand our marketing and sales operations, develop and enhance our solutions, meet the compliance requirements associated with our operation as a public company, expand our data center infrastructure and services capabilities and expand into new markets. Historically, we also have experienced negative gross margins on our professional services, which are expected to continue to be negative. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

As of June 30, 2016, a significant percentage of our customers continued to integrate our solutions with certain capabilities of salesforce.com using publicly available application programming interfaces (APIs). In general, we rely on the fact that salesforce.com continues to allow us access to its APIs to enable these customer integrations. Certain of our services that integrate with salesforce.com are subject to the standard terms and conditions for application developers of salesforce.com, which govern the distribution, operation and fees of applications on the salesforce.com platform, and which are subject to change by salesforce.com from time to time. In addition, certain of our services that integrate with salesforce.com are subject to a negotiated contract. If, in the future, we are unable to integrate our services with salesforce.com or the pricing or other business or technical terms of the integrations change, our business and results of operations could suffer.

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

From 2013 to 2015, our annual revenue grew from $95.9 million to $209.9 million. For the six months ended June 30, 2016, our revenue grew to $128.2 million from $96.7 million during the prior period. We expect that even if our revenue continues to increase in the future, our revenue growth rate will decline. We believe growth of our revenue depends on a number of factors, including our ability to:

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

On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.), commonly referred to as “Brexit”.  As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U.  Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. For example, if we determined that we needed to establish new data centers abroad, our cost of goods sold may increase. These changes may adversely affect our operations and financial results.

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

With regard to data transfers of personal data from our European employees and customers to the United States, we have historically relied primarily on our adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established means for legitimizing the transfer of personal data by U.S. companies doing business in Europe from the European Economic Area (EEA), to the United States. As a result of the October 6, 2015 European Union Court of Justice (ECJ), opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) (the “ECJ Ruling”), the U.S.-EU Safe Harbor Framework was deemed an invalid method of compliance with restrictions set forth in EU Directive 95/46/EC (and member states’ implementations thereof) regarding the transfer of personal data outside of the EEA. In light of the ECJ Ruling, we have provided alternative solutions to legitimize our transfers of personal data from the EEA to the United States. However, these alternative solutions may be challenged or deemed insufficient, whether as a result of future ECJ rulings, changes in EU Directive 95/46/EC (and member states’ implementations thereof), successor EU data protection regulations, or otherwise, and we may experience reluctance or refusal by European customers to use our solutions due to potential risk exposure as a result of the ECJ Ruling. We and our customers may face a risk of enforcement actions taken by EU data protection authorities until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under an alternative government-sponsored alternative to the U.S.-EU Safe Harbor Framework. The European Union and United States reached political agreement on February 2, 2016, regarding the U.S.-EU Privacy Shield, a potential means to legitimize data transfers from the European Union to the United States, but it is unclear whether or when it will go into effect, and there can be no assurance that we will be able to implement the U.S.-EU Privacy Shield or that it will be appropriate for our purposes.

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

As a result of the Merger, our common stock will no longer be publicly traded, and will be delisted from the NASDAQ. In addition, we will no longer file periodic reports with the SEC.

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

Generally accepted accounting principles (U.S. GAAP) in the United States are subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. Accounting for revenue from sales of subscriptions to software is particularly complex, is often the subject of intense scrutiny by the SEC, and will evolve as the FASB continues to consider applicable accounting standards in this area.

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

•                  lawsuits threatened or filed against us, including the litigation described under “Item 1—Legal Proceedings”;;

•                  changes in key personnel;

•                  events in relation to the Merger, including any failure to complete the Merger; and

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

Our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially own a significant portion of our common stock outstanding as of June 30, 2016. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

In addition, certain holders of our common stock as of June 30, 2016 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

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

Commencing January 1, 2017, if our common stock is still publicly traded, we will no longer be an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies will no longer apply to us.

We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. Because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2016, commencing January 1, 2017, if our common stock is still publicly traded, we will be deemed a large accelerated filer and, accordingly, will no longer qualify as an emerging growth company. As a large accelerated filer, we would be subject to certain disclosure requirements that apply to other public companies but have not previously applied to us due to our status as an emerging growth company. These requirements include:

•                  compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•                  compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•                  full disclosure obligations regarding executive compensation; and

•                  compliance with the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

As a result of the Merger, our common stock will no longer be publicly traded and we will be delisted from the NASDAQ. In addition, we will no longer file periodic reports with the SEC. Therefore, provided that the Merger is consummated before January 1, 2017, we will not be subject to the disclosure requirements described above.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                   Defaults Upon Senior Securities

None.

Item 4.                   Mine Safety Disclosures

Not applicable.

Item 5.                   Other Information

None.

Item 6.                   Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT

INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Agreement and Plan of Merger, dated as of May 27, 2016, by and among Milestone Holdco, Inc., a Delaware corporation, Milestone Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of Milestone Holdco, Inc., and Marketo, Inc., a Delaware corporation.	8-K	2.1	May 31, 2016

3.1	Certificate of Incorporation of the Company filed May 22, 2013.	10-Q	3.1	August 9, 2013

3.2	Bylaws of the Company dated May 22, 2013.	10-Q	3.2	August 9, 2013

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101

The following materials from the Marketo, Inc. Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i)the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.

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

Marketo, Inc.

Date: August 3, 2016	By:	/s/ Brian K. Kinion

Brian K. Kinion

Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)